Form 10KSB40
period 1996-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1997-03-31
CIK 1020157

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended  December 31, 1996

                                       OR

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the Transition period from                   to
                                      -----------------    ---------------

                        Commission file number 333-9371

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                           38-3304095
---------------------------------                        -------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)





24 Frank Lloyd Wright Drive, Lobby L, 4th Floor,
       P.O. Box 544, Ann Arbor, Michigan                      48106-0544
-------------------------------------------------          --------------
  (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (313) 994-5505

Securities registered under Section 12(b) of the Exchange Act:       None
                                                                 -----------
Securities registered under Section 12(g) of the Exchange Act:       None
                                                                 -----------
                                                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [ X ] Yes    [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [X]

Issuer had no revenues for its most recent fiscal year ended December 31, 1996 as operations had not yet commenced as of such date. At December 31, 1996 no subscriptions of limited partnership interest (the "Units") had been accepted, and no funds were deposited into the escrow account. As of March 5, 1997, subscriptions for 2,015.5 Units had been accepted, representing funds totaling $2,015,499. At December 31, 1996, no Units were issued and outstanding. At March 5, 1995, 2,015.5 Units were issued and outstanding. The aggregate sales price does not reflect market value and it reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

                      DOCUMENTS INCORPORATED BY REFERENCE
A portion of the Prospectus of the Registrant dated December 23, 1996, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 333-9371, and is incorporated by reference in Parts I and III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS


                                                                                                                      Page
                                     PART I
Item 1.  Business............................................................................................          1
Item 2.  Properties..........................................................................................          2
Item 3.  Legal Proceedings...................................................................................          6
Item 4.  Submission of Matters to a Vote of Security Holders ................................................          6

                                    PART II
Item 5.  Market for Registrant's Limited Partnership Interests
         and Related Security Holder Matters .................................................................         7
Item 6.  Selected Financial Data .............................................................................         7
Item 7.  Management's Discussion and Analysis or Plan of Organization.........................................         7
Item 8.  Financial Statements and Supplementary Data..........................................................         8
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................................................         8

                                    PART III

Item 10.  Directors, Executive Officers Promoters and Control Persons
          of the Registrant...................................................................................         9
Item 11.  Executive Compensation..............................................................................        10
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................        10
Item 13.  Certain Relationships and Related Transactions .....................................................        10

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K............................................................................................        12

SIGNATURES ...................................................................................................        13

INDEX TO FINANCIAL STATEMENTS ................................................................................     F - i

                                     PART I


ITEM 1. BUSINESS.

     Captec Franchise Capital Partners L.P. IV (the "Partnership") is a Delaware limited partnership formed on July 23, 1996 for the purpose of acquiring income-producing commercial real properties ("Properties") and equipment ("Equipment") which will be leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses pursuant to leases requiring the lessee to pay all taxes, assessments, utilities, insurance, maintenance, and repair costs associated with such Properties (a "Triple Net Lease") or leases differing from Triple Net Leases only in that the Partnership is responsible for the maintenance of the exterior walls and roof of the Property (a "Double Net Lease"). The Partnership also intends to acquire Properties that may be leased to prominent national and regional retail concerns ("Retail Concerns") pursuant to Triple Net Leases or Double Net Leases. The general partners of the Partnership are Captec Franchise Capital Corporation IV (the "Managing General Partner") and Patrick L. Beach, an individual (collectively, the "General Partners"). The Managing General
Partner is a Michigan corporation which is a wholly-owned subsidiary of Captec Financial Group, Inc. (the "Captec Group").

     The Partnership commenced a public offering (the "Offering") of up to 30,000 units of limited partnership interest (the "Units") registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form S-11 which was declared effective by the Securities and Exchange Commission on December 23, 1996. Capitalized terms not defined herein shall have the meaning ascribed to them in the Partnership's Prospectus dated December 23, 1996.

     Through December 31, 1996, the Partnership had not accepted any subscriptions for Units nor any funds from investors. Pending sale of the 2,000 limited partnership units ("Minimum Number of Units"), subscribers' funds will be forwarded to Michigan National Bank, Farmington Hills, Michigan, as escrow agent (the "Escrow Agent") and will be held by the Escrow Agent in one or more interest-bearing accounts. On March 5, 1997, the Partnership received the Minimum Number of Units, subscription proceeds were released from escrow and the Partnership commenced operations.

     The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of cash flow generated by the Partnership's leases; (iii) capital appreciation of Partnership properties; (iv) generation of increased income and protection against inflation through escalation of base rents or participation in gross revenues of lessees of Partnership properties; and (v) deferred taxation of Partnership cash distributions for Limited Partners.

     The Partnership expects to use not less than 75%, but not more than 90% of Net Offering Proceeds to acquire Properties and up to 25%, but not less than 10% of Net Offering Proceeds to acquire Equipment. Of the 75% of Net Offering Proceeds that the Partnership intends to use to acquire Properties, the Partnership does not intend to use more than 25% of such proceeds to acquire Properties to be leased to Retail Concerns. The Properties generally will be leased on terms which provide for a base minimum annual rent with fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index and/or percentage rents. The Equipment will be leased only pursuant to leases under which the present value of non-cancelable rental payments payable during the initial term of the lease is at least sufficient to permit a lessor to recover the purchase price of the equipment ("Full Payout Leases").

     The Partnership competes with many other entities engaged in the purchase of triple-net leased real estate and the purchase of equipment, some of which have greater assets than the Partnership. In addition, the number of competing entities and the amount of funds available for investment in these types of properties or equipment suitable for investment by the Partnership may increase, resulting in increased competition for such investments and possible increases in the prices paid or less favorable Lease terms on the Property or Equipment.

     The Partnership also competes with many other entities engaged in real estate and equipment investment activities in the disposition of Property and Equipment. The ability to locate purchasers will depend primarily on the success of the operating properties and the desirability of the location of the operating properties.

     The Partnership has no employees. The General Partners and their affiliates, however, are permitted to perform services for the Partnership.


ITEM 2. DESCRIPTION OF PROPERTIES.

     No Property or Equipment had been acquired as of December 31, 1996. The Partnership accepted subscriptions for the Minimum Number of Units on March 5, 1997, and immediately commenced operations. Subsequently the Partnership made its first acquisition.

     On March 10, 1997 the Partnership acquired the land and 3,035 square foot building comprising a Boston Market restaurant located at 1201 S. Broadway, Rochester, Minnesota (the "Minnesota Property"). The Minnesota Property was constructed for its present use in November of 1995 and was fully operational at the time of the purchase. The Minnesota Property was purchased from, and leased back to Finest Foodservice L.L.C., a Delaware limited liability company (the "Tenant"). The Tenant operates casual dining restaurants under the primary trade name of Boston Market. The headquarters offices of the Tenant are located at 8717 West 110th Street, Suite 600, Overland Park, Kansas. The Partnership purchased a fee simple interest in the Minnesota Property for a purchase price of $964,000 which was negotiated by an affiliate of the Managing General Partner who considered factors such as the potential value of the site, the financial condition and business and operating history of the Tenant and demographic data for the area in which the Minnesota Property is located. The purchase price for the Minnesota Property is supported by an independent MAI appraisal. The Partnership purchased the Minnesota Property with cash from offering proceeds. It is anticipated that the Minnesota Property will be leveraged as provided for in the Prospectus, however, the Partnership presently does not have a financing commitment.

     The Tenant and the Partnership have entered into a lease (the "Lease"), which is an absolute net lease, whereby the Tenant is responsible for all expenses related to the Minnesota Property including real estate taxes, insurance, maintenance and repair costs. The Lease term expires on April 1, 2012 with five renewal options of five years each. The initial annual rent is equal to ten and one-half percent (10.5%) of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $964,000 the rent in the first year of the Lease is $101,220 per year, or $8,435 per month. The Annual Rent shall be increased beginning on the sixth lease year to $111,342; beginning on the eleventh lease year to $122,525 and at the end of every five years thereafter by ten percent of the Annual Rent payable during the lease year immediately preceding. Beginning in the sixth year, and in addition to the Annual Rent provided above, the Tenant shall pay Percentage Rent on an annual basis equal to the difference between five percent of "gross sales" (as defined in the lease) for such lease year minus the Annual Rent payable for such lease year.

     Boston Chicken, Inc., a Delaware corporation (the "Option Holder") has an option to purchase and first right of refusal to purchase the Minnesota Property. The Option Holder shall have the right to purchase the Minnesota Property on the same terms and conditions as set forth in the offer or the Option Holder may elect an alternate purchase price as follows: (a) during the first and second lease year the purchase price shall be an amount equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised divided by 9.462%; (b) during the third lease year in an amount equal to the Annual Rent for lease year 3 divided by 9.978%; (c) during the fourth lease year in an amount equal to the Annual Rent for lease year four divided by 9.785% and in lease year five in an amount equal to the Annual Rent for lease year five divided by 9.580%.

     Option Holder shall have the option to purchase the Minnesota Property any time after the fifth year for the following option price: (a) if the Option Holder exercises its option at purchase during the sixth through eighth lease year, the option price shall be equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised, divided by ten percent.; (b) if the Option Holder exercises its option to purchase after the eighth lease year, the option purchase price shall be the greater of the fair market value of the Minnesota Property or an amount equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised, divided by ten percent.

     The current annual rent per square foot for the Minnesota Property is $33.35 per square foot. The depreciable basis of the Minnesota Property for federal tax purposes is $614,000 and it will be depreciated using the straight line method over 39 years, a rate of $15,744 per year.

     The Lease contains a substitution option that in the event that the Tenant determines that the Minnesota Property is inadequate or unprofitable or is rendered unsuitable by condemnation or casualty, the Tenant may substitute another property having a Boston Market restaurant located thereon, of equal or greater current value. The substitute property shall be subject to the approval of the Partnership. All obligations under the Lease including Annual Rent, Percentage Rent and taxes attributable to rent and the Minnesota property are unconditionally guaranteed by Boston Chicken, Inc., a Delaware corporation.

     The Lease contains material default provisions that include, but are not limited to: (i) the vacating or abandonment of the Minnesota Property by the Tenant; (ii) the failure by the Tenant to make any payment due under the Lease;
(iii) the failure by the Tenant to observe or perform any of the covenants, conditions, or provisions of the Lease; and (iv) the making by the Tenant of any general arrangement or general assignment for the benefit of creditors. In the event of a material default by the Tenant, the Lease contains remedy provisions which are summarized as follows: (i) the Partnership may terminate the Lease and take possession of the Minnesota Property, in which case the Partnership would be entitled to damages incurred by reason of the material default; (ii) the Partnership may maintain the Tenant's right to possession of the Minnesota Property, in which case the Lease would continue to be in effect; or (iii) the Partnership may pursue any other legal remedy available.

     The Partnership will acquire income-producing commercial Property and Equipment which will be leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses. The Partnership will use not less than 75%, but not more than 90% of Net Offering Proceeds to acquire Properties (primarily for lease to restaurant franchisees) and up to 25%, but not less than 10% of Net Offering Proceeds to acquire Equipment. The Partnership also intends to acquire Properties that may be leased to prominent national and regional retail concerns pursuant to Triple Net Leases or Double Net Leases. Of the 75% of Net Offering Proceeds that the Partnership intends to use to acquire Properties, the

Partnership does not intend to use more than 25% of such proceeds to acquire Properties to be leased to Retail Concerns. The Properties generally will be leased on terms which provide for a base minimum annual rent with fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index and/or percentage rents. The Equipment will be leased only pursuant to Full Payout Leases.

     Properties will be selected for acquisition based on an examination and evaluation by the General Partners or an Affiliate of the potential value of the site, the financial condition and business history of the proposed lessee, the demographics of the area in which the Property is located or to be located, the proposed purchase price and lease terms, geographic and market diversification, and potential operating results. Similar analyses will be utilized in selecting Equipment. In certain cases, the Partnership may become a co-venturer or general partner in a joint venture or general partnership which will own a Property or Equipment. (See discussion below.) The Partnership may also acquire Property through the acquisition of substantially all of the interests of an entity which in turn owns a Property. The Partnership may participate in sale-leaseback transactions, but expects to do so only with respect to Properties and then only when the Property has an established track record. The Partnership anticipates that only fee interests in real property will be acquired, although other interests (including acquisitions of buildings, with the underlying land being subject to a long-term ground lease) may be acquired if it is deemed to be advantageous to the Partnership. In each such case, the Partnership's cost to purchase an interest in such Property and/or Equipment would decrease and the total number of Properties and/or Equipment which the Partnership would be able to acquire will increase.

     In making investments, the General Partners will consider relevant factors, including the condition and proposed use of the Property and/or Equipment, income-producing capacity, the financial condition of the lessee, and with respect to Properties, the prospects for long-term appreciation. In no event will Property or Equipment be acquired unless a satisfactory lease commitment has been obtained from a suitable lessee as further described below.

     In selecting specific Properties and lessees, the General Partners generally will require the following:

       (i) Base annual rent will provide a specified minimum return on the contract purchase price of the Property; the majority of the leases will provide for fixed increases on specific dates or indexation of rents to indices such as the Consumer Price Index. Leases may also provide for percentage rents calculated to provide rents equal to a percentage of the lessee's gross sales if greater than the base rent; and


      (ii) The initial lease will have a term of between seven and twenty years.

In selecting specific Equipment, the General Partners typically will require the following:


       (i) Full Payout Leases providing for fixed rents structured to return 100% of the cost of the Equipment plus yield a return equivalent to market interest rates over the lease term; and

       (ii) The leases are expected to have terms of five to seven years with residual values of Equipment at the end of such terms expected to be minimal (approximately 10% of original cost).

     The terms and conditions of any lease entered into by the Partnership with regard to a tenant may vary substantially from those described herein.
However, all of the leases will be Triple Net which means that the lessees will be required to pay all real estate and other taxes and assessments, utilities, insurance and cost of maintenance and repairs or Double Net leases, which differs from a Triple Net Lease only in that the Partnership is responsible for the maintenance of the exterior walls and roof of the Property.

     The Partnership may invest in partnerships or joint venture arrangements with persons formed by the General Partners or any of their Affiliates if all of the following conditions are met: (i) the two partnerships or entities have substantially identical investment objectives; (ii) the Partnership will not incur any duplicate property management or other fees; (iii) the compensation to the General Partners and their Affiliates must be substantially identical in both partnerships or entities; (iv) the Partnership must have a right of first refusal to buy the interest of the other joint venture partner if said other partner wishes to sell the property held by such joint venture; and (v) the investment by each such joint venture partner must be on substantially the same terms and conditions.

     The Partnership may invest in partnerships or joint venture arrangements with persons other than Affiliated partnerships only under the following conditions: (a) there are no duplicate property management or other fees; (b) the investment of each entity is on substantially the same terms and conditions; (c) the Partnership obtains a controlling interest in the partnership or joint venture; and (d) the Partnership must have a right of first refusal to buy if its joint venture partner wishes to sell the Property or Equipment held in such joint venture.

     In no event will the Partnership reinvest Net Sale or Refinancing Proceeds received commencing four years after the date on which the Partnership terminates its Offering. It is expected that leases of certain Properties may give the Lessee the right to purchase the Property seven to ten years after the date of the lease at the Property's fair market value as determined by an independent appraisal at the time of sale. Additionally, certain leases may grant the lessee an option to purchase a percentage interest in the Property at a price based on the fair market value as determined by an independent appraisal at the time the option is exercised. The determination of whether particular Properties or Equipment should be sold or otherwise disposed of will be made after consideration of relevant factors, including performance or projected performance of the Property or Equipment and market conditions, with a view toward achieving the principal investment objectives of the Partnership.

     The Partnership's general policy will be to sell Properties and/or Equipment on an all cash basis. However, under certain circumstances a purchase money obligation secured by a lien on the Property or Equipment may be taken as part payment and there are no limitations or restrictions on the Partnership taking such purchase money obligations. The terms of payment to the Partnership will be affected by custom in the area in which the Property or Equipment is located and the then prevailing economic conditions. To the extent the Partnership receives notes and other property in lieu of cash, such proceeds (other than any interest payable thereon) will be excluded from Net Sale or Refinancing Proceeds until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed of and, therefore, the distribution of the proceeds of a sale to the Limited Partners may be delayed until such time. In some cases, the Partnership may receive payments (cash and other property) in the year of sale in an amount less than the selling price, with subsequent payments being spread over a number of years. It is possible that such purchase money obligations would be structured to provide for a "balloon" payment of the entire balance of principal at maturity.

     The Partnership intends to acquire Properties and Equipment using leverage, on a portfolio basis, of up to 35% of the sum of gross proceeds of the Offering and the aggregate amount of

Partnership indebtedness secured by Partnership Assets (approximately 40% of the aggregate purchase prices of all Properties and Equipment).
Notwithstanding the foregoing, the Partnership may incur indebtedness on single Properties or Equipment packages equal to up to 80% of the purchase price thereof so long as aggregate portfolio indebtedness does not exceed the above-referenced amount. Borrowings for acquisition or improvement will cause tax-exempt investors to recognize unrelated business taxable income, although they will be allowed to offset such income with deductions related thereto.


ITEM 3. LEGAL PROCEEDINGS.

     The Partnership is not a party to any material legal proceeding nor, to the best of its knowledge, are any such proceedings either pending or threatened.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the Partnership's most recent fiscal year covered by this report.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

     The Units are not readily transferable. There is no public market for the Units and it is not currently expected that any will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partners consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partners). In addition, restrictions on transfer may be imposed under state securities laws.

     The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain "publicly traded partnerships." If the Partnership were to be classified as a "publicly traded partnership," income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

     At December 31, 1996, the Partnership had not accepted any subscriptions for Units nor accepted any funds. On March 5, 1997, the Partnership received the Minimum Number of Units, subscription proceeds were released from escrow and the Partnership commenced operations.



ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable since the registrant had not commenced operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF ORGANIZATION.


     The Partnership commenced the Offering of up to 30,000 Units registered under the Securities Act of 1933, as amended, by means of a Registration Statement which was declared effective by the Securities and Exchange Commission on December 23, 1996. As of December 31, 1996, the Partnership had not accepted any subscriptions for any Units and did not accept any funds. On March 5, 1997, the Partnership received the Minimum Number of Units, subscription proceeds were released from escrow and the Partnership commenced operations. The Offering will terminate August 12, 1997 or sooner if the 30,000 limited partnership units are sold ("Maximum Number of Units"), but may be extended for an additional one year period at the discretion of the General Partners.

     The Partnership accepted subscriptions for the Minimum Number of Units on March 5, 1997, and immediately commenced operations. The Partnership intends to acquire income-producing Properties Equipment which will be leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses or Retail Concerns pursuant to Triple Net Leases or Double Net Leases. The Property leases are expected to provide for a base minimum annual rent, with provisions for fixed increases on specific dates of indexation of rent to indices such as the Consumer Price Index and/or percentage rents. Equipment will be leased only pursuant to Full Payout Leases. The Partnership may incur secured indebtedness in connection with the acquisition of its Properties and/or Equipment.

Liquidity and Capital Resources.

     Once substantially all of the Partnership's funds have been applied as intended, the Partnership expects to require limited amounts of liquid assets since the form of lease which it intends to use for its Properties and Equipment will require lessees to pay all taxes and assessments, maintenance and repairs items (except, with respect to Double Net Properties, costs associated with the maintenance and repair of the exterior walls and roof of the Property) and insurance premiums, including casualty insurance. The General Partners expect that the cash flow to be generated by the Partnership's Properties and Equipment will be adequate to pay operating expenses and provide distributions to Limited Partners.

     Net Offering Proceeds, together with leverage of up to 35% of the sum of gross proceeds and the aggregate amount of Partnership indebtedness secured by Partnership assets (approximately 40% of the aggregate purchase prices of Partnership assets) when incurred, will provide additional funds to be used by the Partnership to purchase Properties and Equipment.

     As of December 31, 1996, the Partnership had not yet acquired any Properties or Equipment. The number of Properties and/or the amount of Equipment to be acquired will depend upon the number of Units sold in the Offering. The General Partners are not aware of any material trends, favorable or unfavorable, in either capital resources or the outlook for long-term cash generation, nor do they expect any material changes in the availability and relative cost of such capital resources, other than as referred to herein and in the Partnership's Prospectus.

Results of Operations.

     The General Partners are not aware of any known trends or uncertainties, other than national economic conditions, which reasonably may be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of Properties and/or Equipment other than those referred to herein and in the Partnership's Prospectus.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Statements on Page F-i of this Form 10-K for Financial Statements and Financial Statement Schedules, where applicable.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

     The Partnership does not have directors or officers. The General Partners of the Partnership are Captec Franchise Capital Corporation IV, a Michigan corporation, as Managing General Partner, and Patrick L. Beach, an individual. Captec Franchise Capital Corporation IV is a wholly-owned subsidiary of the Captec Group.

     The following is a list of the executive officers and directors of the Managing General Partner as of December 31, 1996:


             Name           Age  Position

          Patrick L. Beach  40   Chairman of the Board of Directors,
                                 President and Chief Executive Officer

          W. Ross Martin    36   Director, Senior Vice President, Treasurer
                                 and Chief Financial Officer


     Patrick L. Beach has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Managing General Partner since 1994. Mr. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Captec Group, Captec Franchise Capital Corporation II ("Captec II"). and Captec Franchise Capital Corporation III ("Captec III"). Captec II and Captec III are Michigan corporations which serve as the Managing General Partner of Captec Franchise Capital Partners L.P. II and Captec Franchise Capital Partners L.P. III, respectively, both of which are limited partnerships with investment objectives similar to the Partnership. From 1977 until 1980 he was employed by the HydraMatic Division of General Motors Corp., where he served in various manufacturing related positions. From March 1980 until February 1981 he served as Production Manager for Quick Industries, Inc. of Jackson, Michigan with responsibility for purchasing and production management for five plastics manufacturing plants in five states.
In February 1981, Mr. Beach resigned from his previous position to found the Captec Group. He is responsible for the day to day management of the Captec Group and its Affiliates. From 1986 to 1990, Mr. Beach also served as Chairman of Wendy's of San Diego, Inc., a 27-unit franchisee of Wendy's International. In 1990, Mr. Beach sold his interest in Wendy's of San Diego, Inc. and resigned as Chairman of the Board. Approximately twenty-two months thereafter, Wendy's of San Diego, Inc. filed for protection under Chapter 11 of the Bankruptcy Code. From 1989 to 1991 Mr. Beach served as Chairman and President of Illiana Printing, Inc., the master franchisor for American Speedy Printing Centers, Inc. in the states of Illinois and Indiana.

     W. Ross Martin has served as a Director, Sr. Vice President, Treasurer and Chief Financial Officer of the Managing General Partner since 1996. Mr. Martin also serves as Director, Vice President, Treasurer and Chief Financial Officer of Captec II and Captec III and as Director, Senior Vice President and Chief Financial Officer of the Captec Group. Mr. Martin is also a Certified Public Accountant. From 1982 until 1985, he was employed by Deloitte Haskins & Sells, most recently as senior consultant in that firm's Emerging Business Services practice. Mr. Martin joined the Captec Group in 1985 as Controller, was promoted to Vice President-Finance in 1986 and to Senior Vice

President and Chief Financial Officer in 1994. He is responsible for the treasury, corporate finance and strategic planning duties of the Captec Group as well as overseeing the Accounting and Credit Departments.


ITEM 11. EXECUTIVE COMPENSATION.

     The Partnership has no officers or directors. Furthermore, the Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities.
However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Compensation Table" on pages 35 through 42 of the Partnership's Prospectus, which description is incorporated herein by reference.

     See "Item 13.  Certain Relationships and Related Transactions."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best knowledge of the Partnership, as of December 31, 1996 the Partnership had not accepted any subscriptions for any Units nor accepted any funds, therefore, no person known by the Partnership, beneficially owned more than 5% of the outstanding Units. On March 5, 1997 the Partnership broke impound and had accepted subscriptions for 2,015.5 Units totaling $2,015,499 from persons not affiliated with the Partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of December 31, 1996, no fees had been paid by the Partnership to the General Partners or their affiliates.

     As discussed in "Item 2. Description of Properties", subsequent to commencing operations, the Partnership acquired property and a building to be used as a Boston Market Restaurant on March 10, 1997. An affiliate of the Managing General Partners received an Acquisition Fee from the Partnership in an amount equal to $38,560, and expects to receive an additional fee of $9,640 from the Partnership after leveraging the Partnership's assets as provided for in the Prospectus, for services rendered in connection with the selection, evaluation and acquisition of the Property, as provided in the Partnership Agreement. In addition, the Tenant has paid to the same affiliate a commitment fee equal to $4,820. The Tenant also paid all of the expenses incident to the closing of the transaction contemplated by this commitment including, without limit, the Partnership's attorney's fees, title insurance premiums, recording fees and expenses and transfer taxes.

     It is anticipated that the Captec Group, the parent of the Managing General Partner and of which Mr. Patrick Beach is a director, officer and majority shareholder, may provide property and equipment management services for the Partnership. In such case, the General Partners believe that the Captec Group would render management services to the Partnership on a competitive basis in a manner consistent with customary business practices.
The General Partners further believe that the Captec Group has sufficient personnel and other required resources to discharge all responsibilities to the various properties that the Captec Group manages and will manage in the future.

     The property management agreement entered into between the Partnership and the Captec Group will be on terms no less favorable to the Partnership than those customary for similar services by independent firms in the relevant geographic area. The property management agreement will provide for termination by a majority vote of the Limited Partners, without penalty, upon 60 days prior written notice.

     In connection with the Offering and throughout all stages of the Partnership's operations, the General Partners and their affiliates will receive compensation as described more fully in the "Compensation Table" on pages 35 through 42 of the Partnership's Prospectus. All of the General Partners' fees with the exception of Acquisition Fees will be subordinated to receipt by the Limited Partners of preferential distributions. Acquisition Fees will be payable whether or not funds are available for distribution to the Limited Partners. The General Partners may, under certain circumstances, benefit from the continued holding of Partnership Properties and/or Equipment, while investors may be better served by a sale or other disposition of such Properties and/or Equipment. Furthermore, the receipt of certain fees and reimbursements is dependent upon the ability of the General Partners to timely invest net offering proceeds. Therefore, the interest of the General Partners in receiving such fees may conflict with the interest of the Limited Partners. The General Partners and their affiliates believe that their actions and decisions will be made in a manner consistent with their fiduciary duty to the Partnership.

     The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partners or any of their affiliates will not be the result of arm's-length negotiations although the General Partners believe that such agreements and arrangements will approximate those which would be arrived at through arm's-length negotiations. While the Partnership will make no loans to the General Partners or their affiliates, the Partnership may borrow money from the General Partners or their affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose.
The General Partners and their affiliate's are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees), who may deal with the Partnership, although there are no present arrangements with respect thereto. However, the Partnership Agreement prohibits receipt of rebates or "give-ups" or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

     The General Partners may cause the Partnership to acquire an interest in property and/or equipment through a joint venture or general partnership with an entity affiliated with the General Partners. In such instance, the General Partners or their affiliates will have a fiduciary duty to both the Partnership and the other entity which participates in the joint venture. This may result in an impasse in decision-making since generally no one of the affiliated joint venturers would have full control over the joint venture. In addition, there is a potential risk that while one joint venturer may have the right to purchase the other joint venturer's interest in the event of a proposed sale, it may not have the resources to do so. In order to minimize the likelihood of a conflict between those fiduciary duties, the Partnership Agreement provides guidelines for investments in such joint ventures in various respects.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are included herein or incorporated by reference:

Number   Exhibit
------   -------
  4 Agreement of Limited Partnership of Registrant (Incorporated by reference from Exhibit B of the final Prospectus dated December 23, 1996, as supplemented and filed with the Securities and Exchange Commission, S.E.C. File No. 333-9371)

 4.1 Pages 35-42 of the final Prospectus dated December 23, 1996 as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 333-9371.)

 (27)    Financial Data Schedule

      (b)  Reports on Form 8-K:

     The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1996. (Subsequent report on Form 8-K filed with the S.E.C. File No. 333-9371.)

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV


                 By: Captec Franchise Capital Corporation IV, Managing General Partner


                 By:      /s/  Patrick L. Beach
                          -------------------------------------
                          Patrick L. Beach
                          Chairman of the Board of Directors,
                          President and Chief Executive Officer

                 Date:        March 28, 1997



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:    /s/  Patrick L. Beach
       -------------------------------------
       Patrick L. Beach
       Chairman of the Board of Directors,
       President and Chief Executive Officer

Date:  March 28, 1997


By:     /s/  W. Ross Martin
        -------------------------------------
        W. Ross Martin
        Director, Vice President,
        Treasurer and Chief Financial Officer

Date:   March 28, 1997

                                    INDEX TO
                              FINANCIAL STATEMENTS


       Page
       ----

Captec Franchise Capital Partners L.P. IV                   F(a) - i


Captec Franchise Capital Corporation IV                     F(b) - i

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV


                       REPORT ON AUDITS OF BALANCE SHEET

                   AS OF DECEMBER 31, 1996 AND JULY 30, 1996









                                    F(a) - i

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
CONTENTS




                                                                           PAGES




REPORT OF INDEPENDENT ACCOUNTANTS..................................... (Fa) - 1



FINANCIAL STATEMENT:

Balance Sheet......................................................... F(a) - 2

Notes to Balance Sheet............................... F(a) - 3 through F(a) - 4











                                   F(a) - ii

                                 [LETTERHEAD]









REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Franchise Capital Corporation IV
Managing General Partner of
Captec Franchise Capital Partners L.P. IV:

We have audited the accompanying balance sheet of Captec Franchise Capital Partners L.P. IV as of December 31, 1996 and July 30, 1996. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement is free from material misstatement. An audit includes examining, on a test basis, evidence supporting financial statement amounts and disclosures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. IV as of December 31, 1996 and July 30, 1996, in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.
Detroit, Michigan
March 14, 1997







                                    F(a) - 1

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                 BALANCE SHEET
                      December 31, 1996 and July 30, 1996



                                                                                          DECEMBER      JULY
                                                                                              1996      1996
                       ASSETS
Cash                                                                                         $   -      $ 300
Prepaid expenses                                                                               339          -
                                                                                             -----      -----

Total assets                                                                                 $ 339      $ 300
                                                                                             =====      =====

          LIABILITIES & PARTNERS' CAPITAL

Liabilities:
Total liabilities, overdraft                                                                 $  39      $   -
                                                                                             -----      -----
Partners' Capital:
Limited partners' capital accounts                                                             100        100
General partners' capital account                                                              200        200
                                                                                             -----      -----
Total partners' capital                                                                        300        300
                                                                                             -----      -----
Total liabilities & partners' capital                                                        $ 339      $ 300
                                                                                             =====      =====



The accompanying notes are an integral part of the balance sheet.




                                     F(a)-2

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                             NOTES TO BALANCE SHEET


1.  THE PARTNERSHIP:

    Captec Franchise Capital Partners L.P. IV (the "Partnership"), a Delaware limited partnership, was organized on July 23, 1996 for the purpose of acquiring income-producing commercial real properties and equipment leased on a "triple net" or "double net" basis, primarily to operators of national and regional franchised businesses, principally restaurants, as well as national and regional retail chains. The Partnership has not commenced operations.

    The General Partners of the Partnership are Captec Franchise Capital Corporation IV (the "Corporation"), a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec"), and Patrick L. Beach, an individual, hereinafter collectively referred to as the Sponsors. Patrick L. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. The General Partners have each contributed $100 in cash to the Partnership as a capital contribution.

    The Partnership has undertaken a public offering of limited partnership interests ("Units") in 1996. A minimum of 2,000 Units and a maximum of 30,000 Units, priced at $1,000 per Unit, will be offered on a "best efforts, part or none" basis. As of December 31, 1996, the Partnership had not issued any Units.

    The initial Limited Partner of the Partnership is Patrick L. Beach. Mr. Beach has contributed $100 to the capital of the Partnership and has received 0.1 Unit. Upon admission to the Partnership of any other Limited Partner, the initial Limited Partner may withdraw from the Partnership, in which case his 0.1 Unit shall be redeemed for $100.


2.  ORGANIZATION AND OFFERING EXPENSES:

    Organization and offering expenses, excluding selling commissions, will be paid initially by the Sponsors and/or their affiliates and reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). The Sponsors are liable for all expenses of the offering and for the general obligations of the Partnership if no Units are sold (i.e., if subscriptions are not received for the minimum number of Units). In addition, the Sponsors and/or their affiliates will be paid a non-accountable expense allowance by the Partnership in an amount equal to two percent (2%) of the gross proceeds of the offering.

    The Sponsors have also guaranteed payment of organization and offering expenses which exceed 13% of the gross proceeds of the offering.






                                    F(a) - 3

                                 [LETTERHEAD]

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                             NOTES TO BALANCE SHEET


3.  OMISSION OF INAPPLICABLE FINANCIAL STATEMENTS:

    The Partnership was organized in July 1996, but has not commenced operations. As no revenues or expenses have been incurred, no Statement of Operations, Statement of Partners' Capital or Statement of Cash Flows are included for the Partnership.


4.  SUBSEQUENT EVENT:

    On March 5, 1997, the Partnership accepted subscriptions for 2,015.5 Units, at which time $2,015,500 of proceeds from the sale of such Units were released from escrow and the Partnership immediately commenced operations.






                                    F(a) - 4

                    CAPTEC FRANCHISE CAPITAL CORPORATION IV


                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

             FOR THE PERIOD FROM JULY 30, 1996 TO DECEMBER 31, 1996










                                    F(b) - i

CAPTEC FRANCHISE CAPITAL CORPORATION IV
CONTENTS




                                                                           PAGES




REPORT OF INDEPENDENT ACCOUNTANTS  ................................... F(b) - 1



FINANCIAL STATEMENTS:

        Balance Sheet................................................. F(b) - 2

        Statement of Cash Flows....................................... F(b) - 3

        Notes to Financial Statements................ F(b) - 4 through F(b) - 5












                                   F(b) - ii

                                 [LETTERHEAD]









REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Franchise Capital Corporation IV:


We have audited the accompanying balance sheet of Captec Franchise Capital Corporation IV as of December 31, 1996 and July 30, 1996, and the related statements of cash flows for the period from July 30, 1996 to December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting financial statement amounts and disclosures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Corporation IV as of December 31, 1996 and July 30, 1996, and its cash flows for the period from July 30, 1996 to December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.
Detroit, Michigan
March 14, 1997





                                    F(b) - 1

                    CAPTEC FRANCHISE CAPITAL CORPORATION IV
                                 BALANCE SHEET
                      December 31, 1996 and July 30, 1996



                                                                                           DECEMBER         JULY
                                                                                             1996           1996
                          ASSETS
Cash                                                                                     $   1,407       $   900
Investment in partnership                                                                      100           100
Reimbursable organizational & offering expenses                                            505,108             -
Receivable from affiliate                                                                    1,697             -
Other assets                                                                                16,038             -
                                                                                         ---------       -------
Total assets                                                                             $ 524,350       $ 1,000
                                                                                         =========       =======

            LIABILITIES & STOCKHOLDERS' EQUITY

Total liabilities:
 Accounts payable                                                                        $  37,022       $     -
 Payable to affiliates                                                                     486,328             -
                                                                                         ---------       -------
Total liabilities                                                                          523,350             -
                                                                                         ---------       -------
Stockholders' equity:
Common stock, no par value; 60,000 shares authorized,
 1,000 shares issued and outstanding                                                         1,000         1,000
Retained earnings (accumulated deficit)                                                          -             -
                                                                                         ---------       -------
Total stockholders' equity                                                                   1,000         1,000
                                                                                         ---------       -------
Total liabilities & stockholders' equity                                                 $ 524,350       $ 1,000
                                                                                         =========       =======



The accompanying notes are an integral part of the financial statements.

                                     F(b)-2

                    CAPTEC FRANCHISE CAPITAL CORPORATION IV
                            STATEMENT OF CASH FLOWS
             for the period from July 30, 1996 to December 31, 1996



Cash flows from operating activities:
 Net income                                                                                           $       -
 Adjustments to net income:
   Other assets                                                                                         (16,038)
   Accounts payable                                                                                      37,022
                                                                                                      ---------
Net cash provided by operating activities                                                                20,984
                                                                                                      ---------
Cash flows from investing activities:
 Investment in partnership                                                                                 (100)
                                                                                                      ---------
Net cash used in investing activities                                                                      (100)
                                                                                                      ---------
Cash flows from financing activities:
 Issuance of common stock                                                                                 1,000
 Proceeds from borrowings from affiliates                                                               486,328
 Payment of reimbursable offering expenses                                                             (506,805)
                                                                                                      ---------
Net cash provided by financing activities                                                               (19,477)
                                                                                                      ---------
Net increase (decrease) in cash                                                                           1,407

Cash, beginning of year                                                                                       -
                                                                                                      ---------
Cash, end of period                                                                                   $   1,407
                                                                                                      =========



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION:

    Captec Franchise Capital Corporation IV (the "Corporation") is a Michigan corporation organized on July 22, 1996. The Corporation was formed for the purpose of serving as the managing general partner of Captec Franchise Capital Partners L.P. IV (the "Partnership"), a Delaware limited partnership.

    The Corporation is a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec"). Captec has paid $1,000 in cash to the Corporation for the purchase of 1,000 shares of common stock of the Corporation. As a general partner of the Partnership, the Corporation has contributed $100 to the capital of the Partnership. Patrick L. Beach is also a general partner of the Partnership and is the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. Each general partner has a 0.5 percent share in the Partnership's net income or loss.

    The Partnership anticipates undertaking a public offering of limited partnership interests ("Units") in 1996. A minimum of 2,000 Units and a maximum of 30,000 Units, priced at $1,000 per Unit, will be offered on a "best efforts, part or none" basis. As of December 31, 1996, the Partnership had not issued any Units.

    Affiliates of the Corporation are expected to provide various services to the Partnership and will be paid certain fees for such services as specified in the Partnership Agreement.

    Following is a summary of the Corporation's significant accounting principles:

    A.   INCOME TAXES:   The Corporation reports its income for federal
         income tax purposes in the consolidated tax return of Captec. Income taxes are allocated by Captec to the Corporation on the separate return basis. The Corporation's income tax expense reflected in the statement of operations and that computed by applying the statutory federal income tax rate are approximately equal. Deferred income taxes, for financial reporting purposes, are not material.

    B.   ESTIMATES:   The preparation of financial statements in
         conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.







                                    F(b) - 4

                    CAPTEC FRANCHISE CAPITAL CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS


2.  OMISSION OF INAPPLICABLE FINANCIAL STATEMENTS:

    For the period from July 30, 1996 to December 31, 1996, the Corporation had no sources of revenue or expense, since operations of the Partnership had not commenced. As no revenues or expenses had been incurred, no Statement of Operations or Statement of Partners' Capital are included for the Partnership.


3.  RELATED PARTY TRANSACTIONS:

    Organization and offering expenses related to the offering of Units are prepaid by the Corporation and reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). The Corporation is also reimbursed by the Partnership for a non-accountable expense allowance in an amount equal to two percent (2%) of the gross proceeds of the offering. The Corporation did not receive reimbursements from the Partnership in 1996 because the Partnership had not commenced operations.

    The Corporation receives advances from Captec in order to have sufficient funds for the prepayment of organization and offering and non-accountable expenses made on behalf of the Partnership. As the Corporation receives reimbursements of such prepaid expenses, the advances to Captec are repaid.

4.  SUBSEQUENT EVENT:

    On March 5, 1997, the Partnership accepted subscriptions for 2,015.5 Units, at which time $2,015,500 of proceeds from the sale of such Units were released from escrow and the Partnership immediately commenced operations.




                                    F(b) - 5

                                 EXHIBIT INDEX

                                                           SEQUENTIALLY
EXHIBIT                                                      NUMBERED
NUMBER                       DESCRIPTION                       PAGE
-------                      -----------                   -------------
27                          Financial Data Schedule