Form 10-Q
period 1997-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1997-05-15
CIK 1020157

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1997
                                ----------------------------


                                       OR

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
       EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                        TO
                              -----------------------    -----------------------

COMMISSION FILE NUMBER:        333-9371
                        --------------------------------------------------------

                  Captec Franchise Capital Partners L.P. IV
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                           38-3304095
--------------------------------------------------------------------------------
           (State or other jurisdiction       (IRS Employer
           of incorporation or organization)  Identification Number)


               24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                P.O. Box 544, Ann Arbor, Michigan  48106-0544
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               (313) 994-5505
--------------------------------------------------------------------------------
                         (Issuer's telephone number)

                               Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes X    No
   -----   -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Not Applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not Applicable

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                               INDEX TO FORM 10-Q




PART I      FINANCIAL INFORMATION                                                 Page
---------------------------------

Item 1.     Financial Statements                                                     1

            Balance Sheet, March 31, 1997                                            2

            Statement of Operations for the three month period
            ended March 31, 1997                                                     3

            Statement of Changes in Partners' Capital for the three month period
            ended March 31, 1997                                                     4

            Statement of Cash Flows for the three month period
            ended March 31, 1997                                                     5

            Notes to Financial Statements                                            6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                               11


PART II     OTHER INFORMATION
-----------------------------

Item 1.     Legal Proceedings                                                       16

Item 2.     Changes in Securities                                                   16

Item 3.     Defaults Upon Senior Securities                                         16

Item 4.     Submission of Matters to a Vote of Security Holders                     16

Item 5.     Other Information                                                       16

Item 6.     Exhibits and Reports on Form 8-K                                        16


SIGNATURES                                                                          17
----------

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The balance sheet of Captec Franchise Capital Partners L.P. IV (the "Partnership") as of March 31, 1997 and the statements of operations and cash flows for the period ending March 31, 1997 are unaudited and have not been examined by independent public accountants. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. All such adjustments are of a normal and recurring nature.

     These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Partnership's report on Form 10-K for the fiscal year ended December 31, 1996.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                 BALANCE SHEET
                                 March 31, 1997
                                  (Unaudited)


                                     ASSETS

Cash                                                             $  898,655
Investment in property under leases:
   Operating leases, net                                          1,002,560
   Direct financing leases, net                                     408,840
Accounts receivable                                                   4,804
Due from related parties                                             11,904
                                                                 ----------

Total assets                                                     $2,326,763
                                                                 ==========

                             LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable                                              $   12,983
   Due to related parties                                            39,556
                                                                 ----------

Total liabilities                                                    52,539
                                                                 ----------

Partners' Capital:
Limited partners' capital accounts                                2,273,822
General partners' capital accounts                                      402
                                                                 ----------

Total partners' capital                                           2,274,224
                                                                 ----------

Total liabilities & partners' capital                            $2,326,763
                                                                 ==========



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF OPERATIONS
                for the three month period ended March 31, 1997
                                  (Unaudited)




Operating revenue:
   Rental income                                                           $ 6,486
   Finance income                                                            6,101
                                                                           -------

           Total operating revenue                                          12,587
                                                                           -------

Operating costs and expenses:
   General and administrative                                                2,817
                                                                           -------

           Total operating costs and expenses                                2,817
                                                                           -------

           Income from operations                                            9,770
                                                                           -------

Other income (expense):
   Interest income                                                          10,461
   Other                                                                       -
                                                                           -------

           Total other income, net                                          10,461
                                                                           -------

Net income                                                                  20,231

Net income allocable to general partners                                       202
                                                                           -------

Net income allocable to limited partners                                   $20,029
                                                                           =======

Net income per limited partnership unit                                    $ 14.59
                                                                           =======

Weighted average number of limited partnership
   units outstanding                                                         1,373
                                                                           =======



The accompanying notes are an integral part of the financial statements.

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               for the three month period ended March 31, 1997
                                 (Unaudited)


                                  Limited         General          Total
                                  Partners'       Partners'       Partners'
                                  Accounts        Accounts         Capital
                                  --------        --------        ---------
Balance, January 1, 1997        $      100        $     200       $      300

Issuance of limited partnership
  units, net                     2,253,693               -         2,253,693

Distributions - cash                    -                -                -

Net income                          20,029              202           20,231
                                ----------        ---------       ----------

Balance, March 31, 1997         $2,273,822        $     402       $2,274,224
                                ==========        =========       ==========



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF CASH FLOWS
                for the three month period ended March 31, 1997
                                  (Unaudited)




Cash flows from operating activities:
   Net Income                                                             $    20,231
   Adjustments to net income:
        Increase in receivables                                                (4,465)
        Increase in payables                                                   12,944
                                                                          -----------

Net cash provided by operating activities                                      28,710
                                                                          -----------

Cash flows from investing activities:
   Purchase of real estate for operating leases                            (1,002,560)
   Purchase of equipment for financing leases                                (418,081)
   Reduction of net investment in financing leases                              9,241
                                                                          -----------

Net cash used in investing activities                                      (1,411,400)
                                                                          -----------

Cash flows from financing activities:
   Increase in due from related parties                                       (11,904)
   Increase in due to related parties                                          39,556
   Issuance of limited partnership units                                    2,589,143
   Offering costs                                                            (335,450)
                                                                          -----------

Net cash provided by financing activities                                   2,281,345
                                                                          -----------

Net increase in cash                                                          898,655

Cash, beginning of period                                                         -
                                                                          -----------

Cash, end of period                                                       $   898,655
                                                                          ===========



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

    Captec Franchise Capital Partners L.P. IV (the "Partnership"), a Delaware limited partnership, was formed on July 23, 1996 for the purpose of acquiring income-producing commercial real properties and equipment leased on a "triple net" or "double net" basis, primarily to operators of national and regional franchised businesses, principally chain restaurants, as well as national and regional retail chains. The general partners of the Partnership are Captec Franchise Capital Corporation IV (the "Corporation"), a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec"), and Patrick L. Beach, an individual, hereinafter collectively referred to as the Sponsor. Patrick L. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. The general partners have each contributed $100 in cash to the Partnership as a capital contribution.

    The Partnership commenced a public offering of limited partnership interests ("Units") on December 23, 1996. A minimum of 2,000 Units and a maximum of 30,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on March 5, 1997, at which time funds totaling $2,015,500 were released from escrow and the Partnership immediately commenced operations. At March 31, 1997, the Partnership had accepted subscriptions for 2,590.172 Units, and funds totaling $2,590,172.

    Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned. In no event will the General Partners be allocated less than one percent of profits and losses in any year.

    Following is a summary of the Partnership's significant accounting policies:

    A. RENTAL INCOME FROM OPERATING LEASES: The Partnership's operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent.

    B. LAND AND BUILDING SUBJECT TO OPERATING LEASES: Land and buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years).

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


    C. NET INVESTMENT IN FINANCING LEASES: Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

    D. NET INCOME PER LIMITED PARTNERSHIP INTEREST: Net income per limited partnership interest is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners' allocable share of the net income.

    E. INCOME TAXES: No provision for income taxes is included in the accompanying financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns.

    F. ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    G. NO COMPARABLE PRIOR PERIOD FINANCIAL INFORMATION: Since the Partnership had not commenced operations as of March 31, 1996, there is no comparable financial information for the three month period then ended.


2.  DISTRIBUTIONS:

    Cash flows of the Partnership are allocated ninety-nine percent (99%) to the limited partners and one percent (1%) to the Sponsor, except that the Sponsor's share is subordinated to a ten percent (10%) preferred return to the limited partners. Net sale or refinancing proceeds of the Partnership will be allocated ninety percent (90%) to the limited partners and ten percent (10%) to the Sponsor, except that the Sponsor's share will be subordinated to a ten and one-half percent (10.5%) preferred return plus return of the original contributions to the limited partners.

    During the three month period ended March 31, 1997, the Partnership did not make any distributions. The first cash distribution to the limited partners took place on April 15, 1997 (see Note 6) and included interest income earned during the escrow impound period, as well as cash flow from operations for the partial three month period ended March 31, 1997. In the future, it is expected that additional distributions of cash flow from operations will be made quarterly in arrears.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS:

    Organization and offering expenses, excluding selling commissions, are paid initially by the Sponsors and/or their affiliates and were reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the Sponsors and/or their affiliates were paid a non-accountable expense allowance by the Partnership in an amount equal to two percent (2%) of the gross proceeds of the offering. The Sponsor was reimbursed $129,509 during the three month period ended March 31, 1997. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts.

    The Partnership paid to Participating Dealers, including Affiliates of the general partners, selling commissions in an amount equal to eight percent (8%) of the purchase price of all Units placed by them directly. An additional one percent (1%) of the purchase price was paid to Participating Dealers on all Units placed by them until the minimum number of Units were sold (2,015.5). The additional one percent (1%) was paid out of the non-accountable expense allowance. There were $205,941 of selling commissions paid or incurred during the three month period ended March 31, 1997. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts. The Sponsor has also guaranteed payment of organization and offering expenses which exceed 13%, including selling commissions, of the gross proceeds of the offering.

    An acquisition fee is charged, not to exceed the lesser of: (i) four percent (4%) of gross proceeds plus an additional .0677% for each 1% of indebtedness incurred in acquiring properties and/or equipment but in no event will acquisition fees exceed five percent (5%) of the aggregate purchase prices of properties and equipment; or (ii) compensation customarily charged in arm's length transactions by others rendering similar services. The Partnership paid the Sponsor $54,640 in acquisition fees during the three month period ended March 31, 1997. Of these amounts, $38,560 was capitalized into land and building subject to operating leases and $16,080 was capitalized into net investment in financing leases.

    The Partnership has entered into an asset management agreement with the Sponsor and its affiliates, whereby the Sponsor provides various property and equipment management services for the Partnership.

    A subordinated asset management fee is charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, noncompounded return of ten percent (10%) per annum on their adjusted invested capital. There were no subordinated asset management fees paid to the General Partners during the three month period ended March 31, 1997.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS, CONTINUED:

    An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There were no equipment liquidations during the three month period ended March 31, 1997.

    The Partnership Agreement provides for the Sponsor to receive a real estate liquidation fee limited to the lesser of three percent (3%) of the gross sales price or fifty percent (50%) of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of ten and one-half percent (10.5%) per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. There were no real estate liquidations during the three month period ended March 31, 1997.

    The Partnership has agreed to indemnify the Sponsor and their affiliates against certain costs paid in settlement of claims which might be sustained by them in connection with the Partnership. Such indemnification is limited to the assets of the Partnership and not the limited partners.


4.  LAND AND BUILDING SUBJECT TO OPERATING LEASES:

    The net investment in operating leases as of March 31, 1997 is comprised of the following:


                   Land                              $  363,882
                   Building and improvements            638,678
                                                     ----------
                                                      1,002,560
                   Less accumulated depreciation           -
                                                     ----------

                   Total                             $1,002,560
                                                     ==========


    The following is a schedule of future minimum lease payments to be received on the operating leases as of March 31, 1997.


               1997                                    $   75,915
               1998                                       101,220
               1999                                       101,220
               2000                                       101,220
               2001                                       101,220
               Thereafter                               1,194,705
                                                       ----------

               Total                                   $1,675,500
                                                       ==========

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


5.  NET INVESTMENT IN FINANCING LEASES:

    The net investment in financing leases as of March 31, 1997 is comprised of the following:


                 Minimum lease payments to be received        $ 560,719
                 Estimated residual value                        32,160
                                                              ---------

                 Gross investment in financing leases           592,879
                 Less unearned income                          (184,039)
                                                              ---------

                 Net investment in financing leases           $ 408,840
                                                              =========


              The following is a schedule of future minimum lease payments to be received on the financing leases as of March 31, 1997:

                 1997                                   $  61,542
                 1998                                      82,056
                 1999                                      82,056
                 2000                                      82,056
                 2001                                      82,056
                 Thereafter                               170,953
                                                        ---------

                 Total                                  $ 560,719
                                                        =========



6.    SUBSEQUENT EVENT:

      Based upon the results of operations for the three month period ended March 31, 1997, the Partnership had $29,900 to distribute, of which $20,549 was distributed to its limited partners on April 15, 1997 and the remaining $9,351 will be distributed to those limited partners who elected to receive distributions on a monthly basis on May 15, 1997 and June 15, 1997. Of the $29,900, approximately $6,634 represented interest earned on the Partnership funds during the escrow period and $23,266 represented cash flow from operations during that period.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL COMMITMENTS:

     The Partnership commenced the offering (the "Offering") of up to 30,000 limited partnership units ("Units") registered under the Securities Act of 1933, as amended, by means of a Registration Statement which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Offering will terminate when the maximum number of Units are sold (30,000) or December 23, 1998, whichever occurs first.

     The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997, broke escrow and immediately commenced operations. As a result, on that date the Partnership received funds totaling $2,015,500 from the sale of 2,015.5 Units. As of March 31, 1997, the Partnership had accepted subscriptions for 2,590.172 Units and funds totaling $2,590,172 from 209 limited partners. The Partnership had cash totaling $898,655 as of March 31, 1997, approximately $833,000 of which is available for investment.

     The Partnership intends to utilize the proceeds of the offering to acquire income-producing commercial Properties and Equipment leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses or Retail Concerns, pursuant to Triple Net Leases or Double Net Leases. The Partnership expects to use not less than 75%, but not more than 90%, of the Net Offering Proceeds to acquire Properties and up to 25%, but not less than 10%, to acquire Equipment. The Property leases are expected to provide for a base minimum annual rent, with provisions for fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index and/or percentage rents. Equipment will be leased only pursuant to Full Payout Leases.

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

Acquisitions

     During the three month period ending March 31, 1997, the Partnership purchased one real estate property for $964,000 and one equipment package for $402,000. On April 3, 1997, the Partnership purchased a second equipment package for $350,000. The number of Properties and Equipment to be acquired will depend upon the number of Units sold in the Offering.

     Boston Market restaurant, Rochester, Minnesota (Property): On March 10, 1997 the Partnership acquired the land and 3,035 square foot building comprising a Boston Market restaurant located at 1201 S. Broadway, Rochester, Minnesota (the "Minnesota Property"). The Minnesota Property was constructed for its present use in November of 1995 and was fully operational at the time of the purchase. The Minnesota Property was purchased from, and leased back to Finest Foodservice L.L.C., a Delaware limited liability company ("Finest Foodservice"). Finest Foodservice operates casual dining restaurants under the primary trade name of Boston Market. The headquarters office of Finest Foodservice is located at 8717 West 110th Street, Suite 600, Overland Park, Kansas. The Partnership purchased a fee simple interest in the Minnesota Property for a purchase price of $964,000 which was negotiated by an affiliate of the Managing General Partner who considered factors such as the potential value of the site, the financial condition and business and operating history of Finest Foodservice and demographic data for the area in which the Minnesota Property is located. The purchase price for the Minnesota Property is supported by an independent MAI appraisal. The Partnership purchased the Minnesota Property with cash from offering proceeds. It is anticipated that the Minnesota Property will be leveraged as provided for in the Prospectus, however, the Partnership presently does not have a financing commitment.

     Finest Foodservice and the Partnership have entered into a lease which is an absolute net lease whereby Finest Foodservice is responsible for all expenses related to the Minnesota Property including real estate taxes, insurance, maintenance and repair costs (the "Finest Foodservice Lease"). The Finest Foodservice Lease term expires on April 1, 2012 with five renewal options of five years each. The initial annual rent is equal to ten and one-half percent (10.5%) of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $964,000 the rent in the first year of the Finest Foodservice Lease is $101,220 per year, or $8,435 per month. The Annual Rent shall be increased beginning on the sixth lease year to $111,342; beginning on the eleventh lease year to $122,525 and at the end of every five years thereafter by ten percent of the Annual Rent payable during the lease year immediately preceding. Beginning in the sixth year, and in addition to the Annual Rent provided above, Finest Foodservice shall pay Percentage Rent on an annual basis equal to the difference between five percent of "gross sales" (as defined in the Finest Foodservice Lease) for such lease year minus the Annual Rent payable for such lease year.

     Boston Chicken, Inc., a Delaware corporation (the "Option Holder") has an option to purchase and first right of refusal to purchase the Minnesota Property. The Option Holder shall have the right to purchase the Minnesota Property on the same terms and conditions as set forth in the offer or the Option Holder may elect an alternate purchase price as follows: (a) during the first and second lease year the purchase price shall be an amount equal to the total rent payable for the lease year subsequent to the lease year in which the option is exercised divided by 9.462%; (b) during the third lease year in an amount equal to the Annual Rent for Finest Foodservice Lease year 3 divided by 9.978%; (c) during the fourth lease year in an amount equal to the Annual Rent for lease year four divided by 9.785% and in lease year five in an amount equal to the Annual Rent for lease year five divided by 9.580%.

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

     An Affiliate of the Managing General Partner analyzed demographic, geographic and market diversification data for the area in which the Minnesota Property is located and reviewed the appraisal of the Minnesota Property and the analysis regarding comparable properties contained therein. Based upon the foregoing, the General Partners are unaware of any unfavorable competitive conditions regarding the Minnesota Property. The General Partners believe that the amount of insurance carried by the Finest Foodservice is adequate. The current annual rent per square foot for the Minnesota Property is $33.35 per square foot.

     Finest Foodservice has paid to the same affiliate a closing fee equal to $4,820 as provided for in the Partnership Agreement. Finest Foodservice also paid all of the expenses incident to the closing of the transaction contemplated by this commitment including, without limitation, title insurance premiums, recording fees and expenses and transfer taxes.

     The Finest Foodservice Lease contains a substitution option that in the event that Finest Foodservice determines that the Minnesota Property is inadequate or unprofitable or is rendered unsuitable by condemnation or casualty, Finest Foodservice may substitute another property having a Boston Market restaurant located thereon, of equal or greater current value. The substitute property shall be subject to the approval of the Partnership. All obligations under the Finest Foodservice Lease including Annual Rent, Percentage Rent and taxes attributable to rent and the Minnesota property are unconditionally guaranteed by Boston Chicken, Inc., a Delaware corporation.

     The Finest Foodservice Lease contains material default provisions that include, but are not limited to: (i) the vacating or abandonment of the Minnesota Property by Finest Foodservice; (ii) the failure by Finest Foodservice to make any payment due under the Finest Foodservice Lease; (iii) the failure by Finest Foodservice to observe or perform any of the covenants, conditions, or provisions of the Finest Foodservice Lease; and (iv) the making by Finest Foodservice of any general arrangement or general assignment for the benefit of creditors. In the event of a material default by Finest Foodservice, the Finest Foodservice Lease contains remedy provisions which are summarized as follows: (i) the Partnership may terminate the Finest Foodservice Lease and take possession of the Minnesota Property, in which case the Partnership would be entitled to damages incurred by reason of the material default; (ii) the Partnership may maintain Finest Foodservice's right to possession of the Minnesota Property, in which case the Finest Foodservice Lease would continue to be in effect; or (iii) the Partnership may pursue any other legal remedy available.

     Applebee's Neighborhood Grill & Bar restaurant, Midvale, Utah (Equipment):
On March 31,1997, the Partnership acquired, effective as of February 20, 1997, restaurant equipment (the "Applebee's Equipment") to be used in the operation of an Applebee's Neighborhood Grill & Bar, located at 7045 South 1300 East, Midvale, Utah for $402,000. The Applebee's Equipment was acquired from Captec Financial Group, Inc. ("Captec") which purchased the Applebee's Equipment from various vendors for a total cost of $402,000 and leased it to J.M.C. Limited Partnership, a Utah limited partnership, DBA Applebee's ("JMC"). The headquarters offices of JMC are located at 19 E. 200 South, Suit 1000, Salt lake City, Utah. JMC owns and operates the Applebee's Neighborhood Grill & Bar restaurant under a franchise agreement. The purchase was made in cash from proceeds of the Partnership; however, it is anticipated that the Applebee's Equipment will subsequently be leveraged as provided for in the Prospectus.
The Partnership presently does not have a financing commitment.

     On March 31, 1997, the Partnership took assignment from Captec, effective as of February 20, 1997, of the Partnership's standard form of equipment lease ("JMC Lease") dated March 1, 1997. Under the terms of the JMC Lease, JMC is responsible for all expenses related to the Applebee's Equipment including taxes, insurance, maintenance and repair costs. The lease term is 84 months and the minimum annual rent is $82,056 payable in monthly installments of $6,838 on the 1st day of each month. The annual rent remains fixed for the entire Lease term. The JMC Lease is guaranteed by the following: John B. Prince, an individual; and William Tell, Inc., a Utah corporation.

     At the end of the JMC Lease term, upon at least 90 days prior irrevocable notice to the Partnership, JMC may purchase all of the Applebee's Equipment for the fair market value or $40,200, whichever is less. The General Partners believe that the amount of insurance carried by JMC is adequate. At closing, JMC paid the first and last month's rent to the Partnership totaling $13,676 and interim rent of $2,051. JMC paid a commitment fee equal to $4,020 to the an affiliate as provided for in the Partnership Agreement.

     Black-Eyed Pea restaurant, Plano, Texas (Equipment): On April 3, 1997, the Partnership acquired restaurant equipment (the "Black-Eyed Pea Equipment") to be used in the operation of a Black-Eyed Pea restaurant, located at 1905 Preston Road, Plano, Texas for $350,000. The Black-Eyed Pea Equipment was acquired from DenAmerica Corp., which purchased the Black-Eyed Pea Equipment from various vendors for a total cost of $350,000. The Partnership leased the Black-Eyed Pea Equipment to DenAmerica Corporation, a Georgia corporation , dba Black-Eyed Pea ("DenAmerica"). The headquarters offices of DenAmerica are located at 7373 N. Scottsdale Rd., Suite D120, Scottsdale, Arizona. DenAmerica operates and franchises restaurants under the primary trade names of Denny's and Black-Eyed Pea. The purchase was made in cash from proceeds of the Partnership, however, it is anticipated that the Black-Eyed Pea Equipment will subsequently be leveraged as provided for in the Prospectus. The Partnership presently does not have a financing commitment.

     The Partnership and DenAmerica have entered into the Partnership's standard form of equipment lease ( the "DenAmerica Lease") dated April 15, 1997. Under the terms of the DenAmerica Lease, DenAmerica is responsible for all expenses related to the Black-Eyed Pea Equipment including taxes, insurance, maintenance and repair costs. The DenAmerica Lease term is 84 months and the minimum annual rent is $70,392 payable in monthly installments of $5,866 on the 15th day of each month. The annual rent remains fixed for the entire DenAmerica Lease term.

     At the end of the DenAmerica Lease term, upon at least 90 days prior irrevocable notice to the Partnership, DenAmerica may purchase all of the Black-Eyed Equipment for the fair market value at the date of the exercise of the option. The General Partners believe that the amount of insurance carried by DenAmerica is adequate.

     The Partnership consented to a sublease between DenAmerica, and Texas BEP., L.P., a Texas limited partnership, on the same terms and conditions as the DenAmerica Lease. DenAmerica remains the obligor under the DenAmerica Lease.

     At closing, DenAmerica paid the first and last month's rent of $11,732 and interim rent in the amount of $2,346 to the Partnership. DenAmerica paid a commitment fee equal to $3,500 to the same affiliate as provided for in the Partnership Agreement.

RESULTS OF OPERATIONS:

     For the three month period ended March 31, 1997 the Partnership earned revenues totaling approximately $23,000. Revenues for the period were comprised of approximately $6,500 rental income from operating leases, $6,000 of financing income from financing leases and $10,500 of interest income. For the three month period ended March 31, 1997, the Partnership incurred expenses totaling approximately $3,000 comprised of general and administrative expenses. For the three month period ended March 31,1997, the Partnership earned net income of approximately $20,000.

     No comparative information is available for the three month period ended March 31, 1996, since the Partnership did not commence operations until the first quarter of 1997.

     During the three month period ended March 31, 1997, the Partnership did not make any distributions. Based upon the results of operations for the three month period ended March 31, 1997, the Partnership had $29,900 to distribute, of which $20,549 was distributed to its limited partners on April 15, 1997 and the remaining $9,351 will be distributed to those limited partners who elected to receive distributions on a monthly basis on May 15, 1997 and June 15, 1997. Of the $29,900, approximately $6,634 represents interest earned on the Partnership funds during the escrow period and $23,266 represents cash flow from operations during that period.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are included herein or incorporated by reference:

         Number   Exhibit

           4      Agreement of Limited Partnership of Registrant.
                  (Incorporated by reference from Exhibit B of the final Prospectus dated December 23, 1996, as supplemented and filed with the Securities and Exchange Commission, S. E. C. File No. 333-9371)

          27      Financial Data Schedule



          (b)     Reports on Form 8-K.

          Form 8-K dated March 10, 1997, filed March 25, 1997. Subsequent reports on Form 8-K/A No. 1 dated March 10, 1997, filed May 7, 1997 and Form 8-K dated March 31, 1997, filed May 7, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             By:  Captec Franchise Capital Corporation IV
                                  Managing General Partner of
                                  Captec Franchise Capital Partners L.P. IV



                             By:  /w/ W. Ross Martin
                                  ----------------------------------------
                                  W. Ross Martin
                                  Chief Financial Officer and Vice President,
                                  a duly authorized officer

                             Date: May 15, 1997