Form 10-Q
period 1997-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1997-08-14
CIK 1020157

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED        JUNE 30, 1997
                               -----------------------------------------------

                                       OR

[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
            EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                  to
                              ------------------  ----------------------

COMMISSION FILE NUMBER:                    333-9371
                       -------------------------------------------------

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
Yes X   No
   ---    ---

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not Applicable

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                               INDEX TO FORM 10-Q

PART I       FINANCIAL INFORMATION                                                            Page
----------------------------------
Item 1.      Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

             Balance Sheet, June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

             Statement of Operations for the three month period
             ended June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

             Statement of Operations for the six month period
             ended June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

             Statement of Changes in Partners' Capital for the three month period ended June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

             Statement of Cash Flows for the six month period
             ended June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

             Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .   12


PART II      OTHER INFORMATION
------------------------------

Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

Item 2.      Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

Item 3.      Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . .   17

Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . .   17

Item 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .   17


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
----------

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements
------       --------------------

      The balance sheet of Captec Franchise Capital Partners L.P. IV (the "Partnership") as of June 30, 1997 and the statements of operations and cash flows for the period ending June 30, 1997 are unaudited and have not been examined by independent public accountants. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. All such adjustments are of a normal and recurring nature.

       These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Partnership's report on Form 10-K for the fiscal year ended December 31, 1996.

       When used in this discussion, the words, "intends", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the following: (i) a tenant may default in making rent payments, (ii) a fire or other casualty may interrupt the cash flow stream from a property, (iii) the properties may not be able to be leased at the assumed rental rates, (iv) unexpected expenses may be incurred in the ownership of the properties, and (v) properties may not be able to be sold at the presently anticipated prices and times.

       As a result of these and other factors, the Partnership may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition and operating results. These forward-looking statements speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                 BALANCE SHEET
                                 June 30, 1997
                                  (Unaudited)


                                     ASSETS

Cash                                                            $2,965,275
Investment in property under leases:
   Operating leases, net                                           998,568
   Direct financing leases, net                                  1,641,780
Accounts receivable                                                 15,087
Unbilled rent                                                        2,620
Due from related parties                                            12,844
                                                                ----------

Total assets                                                    $5,636,174
                                                                ==========


                        LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable                                             $   24,043
   Due to related parties                                          131,425
                                                                ----------

Total liabilities                                                  155,468
                                                                ----------

Partners' Capital:
Limited partners' capital accounts                               5,479,501
General partners' capital accounts                                   1,205
                                                                ----------

Total partners' capital                                          5,480,706
                                                                ----------

Total liabilities & partners' capital                           $5,636,174
                                                                ==========


The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF OPERATIONS
                 for the three month period ended June 30, 1997
                                  (Unaudited)



Operating revenue:
   Rental income                                          $   27,925
   Finance income                                             38,908
                                                          ----------
           Total operating revenue                            66,833
                                                          ----------

Operating costs and expenses:
   Depreciation                                                3,992
   General and administrative                                  4,059
                                                          ----------

           Total operating costs and expenses                  8,051
                                                          ----------
           Income from operations                             58,782
                                                          ----------
Other income (expense):
   Interest income                                            21,473
                                                          ----------

           Total other income, net                            21,473
                                                          ----------
Net income                                                    80,255

Net income allocable to general partners                         802
                                                          ----------

Net income allocable to limited partners                  $   79,453
                                                          ==========

Net income per limited partnership unit                   $    18.62
                                                          ==========

Weighted average number of limited partnership
   units outstanding                                           4,268
                                                          ==========


The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF OPERATIONS
                  for the six month period ended June 30, 1997
                                  (Unaudited)


Operating revenue:
   Rental income                                          $   34,026
   Finance income                                             45,394
                                                          ----------

           Total operating revenue                            79,420
                                                          ----------

Operating costs and expenses:
   Depreciation                                                3,992
   General and administrative                                  6,876
                                                          ----------

           Total operating costs and expenses                 10,868
                                                          ----------

           Income from operations                             68,552
                                                          ----------

Other income (expense):
   Interest income                                            31,934
                                                          ----------

           Total other income, net                            31,934
                                                          ----------

Net income                                                   100,486

Net income allocable to general partners                       1,005
                                                          ----------

Net income allocable to limited partners                  $   99,481
                                                          ==========
Net income per limited partnership unit                   $    34.46
                                                          ==========

Weighted average number of limited partnership
   units outstanding                                           2,887
                                                          ==========



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  for the six month period ended June 30, 1997
                                  (Unaudited)


                                                    Limited           General          Total
                                                    Partners'         Partners'        Partners'
                                                    Accounts          Accounts         Capital
                                                  ----------         ---------         ----------
Balance, January 1, 1997                          $      100         $     200         $      300
                                                  ==========         =========         ==========

Issuance of limited partnership units, net         5,409,820                            5,409,820

Distributions - cash                                 (29,900)                0            (29,900)

Net income                                            99,481             1,005            100,486
                                                  ----------         ---------         ----------
Balance, June 30, 1997                            $5,479,501         $   1,205         $5,480,706
                                                  ==========         =========         ==========




The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF CASH FLOWS
                  for the six month period ended June 30, 1997
                                  (Unaudited)




Cash flows from operating activities:
 Net Income                                                  $   100,486
 Adjustments to net income:
   Depreciation                                                    3,992
   Increase in unbilled rent                                      (2,620)
   (Increase) in receivables                                     (14,748)
   Increase in payables                                           24,004
                                                             -----------

Net cash provided by operating activities                        111,114
                                                             -----------
Cash flows from investing activities:
 Purchase of real estate for operating leases                 (1,002,560)
 Purchase of equipment for financing leases                   (1,694,979)
 Reduction of net investment in financing leases                  53,199
                                                             -----------

Net cash used in investing activities                         (2,644,340)
                                                             -----------

Cash flows from financing activities:
 Increase in due from related parties                            (12,844)
 Increase in due to related parties                              131,425
 Issuance of limited partnership units                         6,212,886
 Offering costs                                                 (803,066)
 Distributions to limited partners                               (29,900)
                                                             -----------

Net cash provided by financing activities                      5,498,501
                                                             -----------

Net increase in cash                                           2,965,275

Cash, beginning of period                                              0
                                                             -----------

Cash, end of period                                          $ 2,965,275
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

      The Partnership commenced a public offering of limited partnership interests ("Units") on December 23, 1996. A minimum of 2,000 Units and a maximum of 30,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on March 5, 1997, at which time funds totaling $2,015,500 were released from escrow and the Partnership immediately commenced operations. At June 30, 1997, the Partnership had accepted subscriptions for 6,155.699 Units, and funds totaling $6,155,699.

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

      g. NO COMPARABLE PRIOR PERIOD FINANCIAL INFORMATION: Since the Partnership had not commenced operations as of June 30, 1996, there is no comparable financial information for the three and six month period then ended.


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

      The Partnership distributed approximately $30,000 during the three month period ended June 30, 1997, representing cash flow from operations for the quarter ended March 31, 1997.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


3.    RELATED PARTY TRANSACTIONS AND AGREEMENTS:

      Organization and offering expenses, excluding selling commissions, are paid initially by the Sponsors and/or their affiliates and were reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the Sponsors and/or their affiliates were paid a non-accountable expense allowance by the Partnership in an amount equal to two percent (2%) of the gross proceeds of the offering. The Sponsor was reimbursed $209,000 during the six month period ended June 30, 1997. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts.

      The Partnership paid to Participating Dealers, including Affiliates of the general partners, selling commissions in an amount equal to eight percent (8%) of the purchase price of all Units placed by them directly. An additional one percent (1%) of the purchase price was paid to Participating Dealers on all Units placed by them until the minimum number of Units were sold (2,015.5). The additional one percent (1%) was paid out of the non-accountable expense allowance. There were $474,080 of selling commissions paid or incurred during the six month period ended June 30, 1997. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts. The Sponsor has also guaranteed payment of organization and offering expenses which exceed 13%, including selling commissions, of the gross proceeds of the offering.

      An acquisition fee is charged, not to exceed the lesser of: (i) four percent (4%) of gross proceeds plus an additional .0677% for each 1% of indebtedness incurred in acquiring properties and/or equipment but in no event will acquisition fees exceed five percent (5%) of the aggregate purchase prices of properties and equipment; or (ii) compensation customarily charged in arm's length transactions by others rendering similar services. The Partnership paid the Sponsor $103,751 in acquisition fees during the six month period ended June 30, 1997. This amount was capitalized into net investment in financing leases.

      The Partnership has entered into an asset management agreement with the Sponsor and its affiliates, whereby the Sponsor provides various property and equipment management services for the Partnership.

      A subordinated asset management fee is charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, noncompounded return of ten percent (10%) per annum on their adjusted invested capital. There were no subordinated asset management fees paid to the General Partners during the six month period ended June 30, 1997.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


3.    RELATED PARTY TRANSACTIONS AND AGREEMENTS, CONTINUED:

      An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There were no equipment liquidations during the six month period ended June 30, 1997.

      The Partnership Agreement provides for the Sponsor to receive a real estate liquidation fee limited to the lesser of three percent (3%) of the gross sales price or fifty percent (50%) of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of ten and one-half percent (10.5%) per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. There were no real estate liquidations during the six month period ended June 30, 1997.

      The Partnership has agreed to indemnify the Sponsor and their affiliates against certain costs paid in settlement of claims which might be sustained by them in connection with the Partnership. Such indemnification is limited to the assets of the Partnership and not the limited partners.


4.    LAND AND BUILDING SUBJECT TO OPERATING LEASES:

      The net investment in operating leases as of June 30, 1997 is comprised of the following:


       Land                                                 $       363,882
       Building and improvements                                    638,678
                                                            ---------------

                                                                  1,002,560
       Less accumulated depreciation                                 (3,992)-
                                                            ---------------

       Total                                                $       998,568
                                                            ===============

      The following is a schedule of future minimum lease payments to be received on the operating leases as of June 30, 1997.

       1997                                                 $        50,610
       1998                                                         101,220
       1999                                                         101,220
       2000                                                         101,220
       2001                                                         101,220
       Thereafter                                                 1,194,705
                                                            ---------------

       Total                                                $     1,650,195
                                                            ===============

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


5.   NET INVESTMENT IN FINANCING LEASES:

     The net investment in financing leases as of June 30, 1997 is comprised of the following:

       Minimum lease payments to be received                $     2,147,725
       Estimated residual value                                      81,372
                                                            ---------------

       Gross investment in financing leases                       2,229,097
       Less unearned income                                        (587,317)
                                                            ---------------

       Net investment in financing leases                   $     1,641,780
                                                            ===============

     The following is a schedule of future minimum lease payments to be received on the financing leases as of June 30, 1997:

       1997                                                 $       189,735
       1998                                                         373,192
       1999                                                         373,192
       2000                                                         373,192
       2001                                                         373,192
       Thereafter                                                   465,222
                                                            ---------------

       Total                                                $     2,147,725
                                                            ===============


6.   SUBSEQUENT EVENT:

      Based upon the results of operations for the six month period ended June 30, 1997, the Partnership had $108,000 to distribute, of which $78,587 was distributed to its limited partners on July 15, 1997 and the remaining $29,413 will be distributed to those limited partners who elected to receive distributions on a monthly basis on August 15, 1997 and September 15, 1997.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         PART I - FINANCIAL INFORMATION


Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

LIQUIDITY AND CAPITAL COMMITMENTS:
---------------------------------

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

         The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997, broke escrow and immediately commenced operations. As a result, on that date the Partnership received funds totaling $2,015,500 from the sale of 2,015.5 Units. As of June 30, 1997, the Partnership had accepted subscriptions for 6,155.699 Units and funds totaling $6,155,688 from 441 limited partners. The Partnership had cash totaling $2,965,275 as of June 30, 1997, approximately $2,656,342 of which is available for investment.

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

Acquisitions
------------

         During the six month period ending June 30, 1997, the Partnership purchased six equipment packages for a total of $1,227,787 and one real estate property for $964,000. The number of Properties and Equipment to be acquired will depend upon the number of Units sold in the Offering.

         Black-Eyed Pea, Plano, Texas (Equipment) : On April 3, 1997, the Partnership acquired restaurant equipment (the "Black-Eyed Pea Equipment") to be used in the operation of a Black-Eyed Pea restaurant, located at 1905 Preston Road, Plano, Texas for $350,000. The Black-Eyed Pea Equipment was acquired from DenAmerica Corp., which purchased the Black-Eyed Pea Equipment from various vendors for a total cost of $350,000. The Partnership leased the Black-Eyed Pea Equipment to DenAmerica Corporation, a Georgia corporation, dba Black-Eyed Pea ("DenAmerica"). The headquarters offices of DenAmerica are located at 7373 N. Scottsdale Rd., Suite D120, Scottsdale, Arizona. DenAmerica operates and franchises restaurants under the primary trade names of Denny's and Black-Eyed Pea.

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

         Shells Seafood, Jacksonvillle, Florida (Equipment) : On May 27,1997, the Partnership acquired restaurant equipment to be used in the operation of a Shells Seafood Restaurant, located at 9965 San Jose Blvd., Jacksonville, Florida
(the "Jacksonville Shells Equipment").   The Jacksonville Shells Equipment was
purchased from various vendors for a total cost of $118,658.30 and leased to Shells Seafood Restaurants, Inc., a Delaware corporation ("Shells Seafood").
The headquarter offices of Shells Seafood are located at 16316 N. Dale Mabry Highway, Suite 100, Tampa, Florida.

         The Partnership and Shells Seafood Restaurant, Inc. entered into the Partnership's standard form of equipment lease commencing on June 1, 1997 ("Jacksonville Shells Seafood Lease"). Under the terms of the Jacksonville Shells Seafood Lease, Shells Seafood is responsible for all expenses related to the Jacksonville Shells Equipment including taxes, insurance, maintenance and repair costs. The lease term is 60 months and the minimum annual rent is $31,781 payable in monthly installments of $2,648 on the 1st day of each month. The annual rent remains fixed for the entire Jacksonville Shells Seafood Lease term.

         At the end of the Jacksonville Shells Seafood Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Shells Seafood may purchase all of the Jacksonville Shells Equipment for the fair market value or $11,866, whichever is less.

         Shells Seafood paid the first and last month's rent of $5,297 and interim rent in the amount of $441 to the Partnership. In addition, Shells Seafood paid a commitment fee equal to $1,187 to the same affiliate as provided for in the Partnership Agreement.

         Shells Seafood, Winter Haven, Florida (Equipment): On May 27,1997, the Partnership acquired restaurant equipment to be used in the operation of a Shells Seafood Restaurant, located at 1551 3rd Street, SW, Winter Haven,
Florida  (the "Winter Haven Shells Equipment").   The Winter Haven Shells
Equipment was purchased from various vendors for a total cost of $93,460 and leased to Shells Seafood Restaurants, Inc., a Delaware corporation ("Shells Seafood"). The headquarter offices of Shells Seafood are located at 16316 N. Dale Mabry Highway, Suite 100, Tampa, Florida. Shells Seafood owns and operates the Shells Seafood Restaurant.

         The Partnership and Shells Seafood Restaurant, Inc. entered into the Partnership's standard form of equipment lease commencing on June 1, 1997 ("Winter Haven Shells Seafood Lease"). Under the terms of the Winter Haven Shells Seafood Lease, Shells Seafood is responsible for all expenses related to the Winter Haven Shells Equipment including taxes, insurance, maintenance and repair costs. The lease term is 60 months and the minimum annual rent is $25,032 payable in monthly installments of $2,086 on the 1st day of each month. The annual rent remains fixed for the entire Winter Haven Shells Lease term.

         At the end of the Winter Haven Shells Seafood Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Shells Seafood may purchase all of the Winter Haven Shells Equipment for the fair market value or $9,346, whichever is less.

         Shells Seafood paid the first and last month's rent of $4,172 and interim rent in the amount of $348 to the Partnership. In addition, Shells Seafood paid a commitment fee equal to $935 to the same affiliate as provided for in the Partnership Agreement.

         Golden Corral, Temple Terrace, Florida (Equipment) : On June 4,1997, the Partnership acquired restaurant equipment to be used in the operation of a Golden Corral Restaurant located at 11801 56th Street North, Temple Terrace, Florida (the "Golden Corral Equipment"). The Golden Corral Equipment was purchased from various vendors for a total cost of $506,198 and leased to Corral South Store 4, Inc. a Florida corporation dba Golden Corral Restaurant ("Corral South 4"). The headquarter offices of Corral South 4 are located at 2665 S. Oak Ridge Court, Fort Myers, Florida. Corral South 4 owns and operates the Golden Corral Restaurant under a franchise agreement

         The Partnership and Corral South 4 entered into the Partnership's standard form of equipment lease commencing on June 15, 1997 ("Corral South 4 Lease"). Under the terms of the Corral South 4 Lease, Corral South 4 is responsible for all expenses related to the Golden Corral Equipment including taxes, insurance, maintenance and repair costs. The lease term is

60 months and the annual rent is $131,207 payable in monthly installments of $10,934 on the 15th day of each month. The annual rent remains fixed for the entire Golden Corral Lease term. All obligations under the Corral South 4 Lease are guaranteed by David C. Brown, an individual.

         At the end of the Corral South 4 Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Corral South 4 may purchase all of the Golden Corral Equipment for $1.00.

         At closing Corral South 4 paid the first and last month's rent of $21,868 and interim rent in the amount of $4,374 to the Partnership. In addition, Corral South 4 paid a commitment fee equal to $5,500 to the same affiliate as provided for in the Partnership Agreement

         Arby's, Pasco, Washington (Equipment): On June 25,1997, the Partnership acquired restaurant equipment to be used in the operation of an Arby's restaurant, located at 2411 West Court, Pasco, Washington (the "Arby's Equipment"). The Arby's Equipment was acquired from various vendors for a total cost of $159,470.62 and leased it to Girardi-Riva Enterprises, Inc., an Arizona corporation, dba Arby's Restaurant ("Girardi-Riva"). The headquarter offices of Girardi-Riva are located at 8075 East Morgan Trail, Suite 4, Scottsdale, Arizona. Girardi-Riva owns and operates the Arby's restaurant under a franchise agreement.

         The Partnership and Girardi-Riva entered into the Partnership's standard form of equipment lease ("Girardi-Riva Lease") commencing July 1, 1997. Under the terms of the Girardi-Riva Lease, Girardi-Riva is responsible for all expenses related to the Arby's Equipment including taxes, insurance, maintenance and repair costs. The lease term is 84 months and the minimum annual rent is $32,724 payable in monthly installments of $2,727 on the 1st day of each month. The annual rent remains fixed for the entire Girardi-Riva Lease term. All obligations under the Girardi-Riva Lease are jointly and severally unconditionally guaranteed by the following individuals: Richard Riva, Sharri Riva, Thomas Girardi and Kathy Girardi.

         At the end of the Girardi-Riva Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Girardi-Riva may purchase all of the Arby's Equipment for $1.00.

         Girardi-Riva paid the first and last month's rent of $5,454 and interim rent in the amount of $545 to the Partnership. In addition, Girardi-Riva paid a commitment fee equal to $1,595 to the same affiliate as provided for in the Partnership Agreement.

         The purchase of the five equipment packages was made in cash from proceeds of the Partnership; however, it is anticipated that it will subsequently be leveraged as provided for in the Prospectus. The Partnership presently does not have a financing commitment. The General Partners believe that the amount of insurance carried by the lessees is adequate.


RESULTS OF OPERATIONS:
---------------------

         For the three and six month periods ended June 30, 1997 the Partnership earned revenues totaling approximately $88,000 and $111,000,respectively.The increase in revenues is $28,000 rental income, $39,000 financial income and $21,000 interest income. For the three and six month periods ended June 30, 1997, the Partnership incurred expenses totaling approximately $8,000 and $11,000 respectively, comprised of general and administrative expenses and depreciation(due to the growth in depreciable assets). For the three and six month periods ended June 30, 1997, the Partnership earned net income of approximately $80,000 and $100,486 respectively. The increase in revenues, expenses and net income is due to progress in selling Units and investing the proceeds therefrom in income producing, net leased, real estate properties and equipment.

         No comparative information is available for the three and six month periods ended June 30, 1996, since the Partnership did not commence operations until the first quarter of 1997.

         The Partnership distributed approximately $29,000 during the three month period ended June 30, 1997, representing cash flow from operations for the quarter ended March 31, 1997. Based upon the results of operations for the three month period ended June 30, 1997, the Partnership had $108,000, which will be distributed during the following quarter.

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

           27             Financial Data Schedule

           (b)  Reports on Form 8-K.

           Form 8-K dated May 27, 1997, filed June 17, 1997. Subsequent reports on Form 8-K July 9, 1997; filed July 22, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                By: Captec Franchise Capital Corporation IV Managing General Partner of Captec Franchise Capital Partners L.P. IV



                                By:      /w/ W. Ross Martin
                                         ---------------------------------------
                                         W. Ross Martin
                                         Chief Financial Officer and Vice
                                         President, a duly authorized officer

                                Date:    August 14, 1997

                               INDEX TO EXHIBITS

        EXHIBIT NO.                                         DESCRIPTION
        ----------                                          -----------
           27                                         FINANCIAL DATA SCHEDULE