Form 10-Q
period 1997-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1997-11-14
CIK 1020157

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1997
                               ----------------------------

                                       OR

   [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
               EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                     TO
                              ---------------------  -----------------------

COMMISSION FILE NUMBER:         333-9371
                       -----------------------------------------

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
Yes  X   No
   ----    -----

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not Applicable

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                               INDEX TO FORM 10-Q



PART I      FINANCIAL INFORMATION                                                 Page


Item 1.     Financial Statements                                                     1

            Balance Sheet, September 30, 1997                                        2

            Statement of Operations for the three month period
            ended September 30, 1997                                                 3

            Statement of Operations for the nine month period
            ended September 30, 1997                                                 4

            Statement of Cash Flows for the nine month period
            ended September 30, 1997                                                 5

            Notes to Financial Statements                                            6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                               11


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                       17

Item 2.     Changes in Securities                                                   17

Item 3.     Defaults Upon Senior Securities                                         17

Item 4.     Submission of Matters to a Vote of Security Holders                     17

Item 5.     Other Information                                                       17

Item 6.     Exhibits and Reports on Form 8-K                                        17


SIGNATURES                                                                          18

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The balance sheet of Captec Franchise Capital Partners L.P. IV (the "Partnership") as of September 30, 1997 and the statements of operations and cash flows for the period ending September 30, 1997 are unaudited and have not been examined by independent public accountants. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. All such adjustments are of a normal and recurring nature.

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

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                 BALANCE SHEET
                               September 30, 1997
                                  (Unaudited)


                           ASSETS
Cash                                                                     $   2,864,023
Investment in property under leases:
   Operating leases, net                                                     4,382,541
   Direct financing leases, net                                              2,610,658
Accounts receivable                                                              6,233
Unbilled rent                                                                    2,488
Due from related parties                                                        43,595
                                                                         -------------
Total assets                                                             $   9,909,538
                                                                         =============


              LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable                                                      $      27,566
   Due to related parties                                                       63,637
   Security deposits held on leases                                                  -
                                                                         -------------

Total liabilities                                                               91,203
                                                                         -------------

Partners' Capital:
Limited partners' capital accounts                                           9,815,248
General partners' capital accounts                                               3,087
                                                                         -------------

Total partners' capital                                                      9,818,335
                                                                         -------------
Total liabilities & partners' capital                                    $   9,909,538
                                                                         =============



    The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF OPERATIONS
              for the three month period ended September 30, 1997
                                  (Unaudited)




Operating revenue:
   Rental income                                                                    $     104,711
   Finance income                                                                          75,283
                                                                                    -------------

             Total operating revenue                                                      179,994
                                                                                    -------------

Operating costs and expenses:
   Depreciation                                                                            10,884
   General and administrative                                                               3,250
                                                                                    -------------

             Total operating costs and expenses                                            14,134
                                                                                    -------------

             Income from operations                                                       165,860
                                                                                    -------------

Other income (expense):
   Interest income                                                                         20,877
   Other                                                                                    1,173
                                                                                    -------------

             Total other income, net                                                       22,050
                                                                                    -------------

Net income                                                                                187,910

Net income allocable to general partners                                                    1,879
                                                                                    -------------

Net income allocable to limited partners                                            $     186,031
                                                                                    =============

Net income per limited partnership unit                                             $          22
                                                                                    =============
Weighted average number of limited partnership
   units outstanding                                                                        8,558
                                                                                    =============




   The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF OPERATIONS
               for the nine month period ended September 30, 1997
                                  (Unaudited)




Operating revenue:
   Rental income                                               $   138,737
   Finance income                                                  120,677
                                                               -----------

           Total operating revenue                                 259,414
                                                               -----------

Operating costs and expenses:
   Depreciation                                                     14,876
   General and administrative                                        9,787
                                                               -----------

           Total operating costs and expenses                       24,663
                                                               -----------

           Income from operations                                  234,751
                                                               -----------

Other income (expense):
   Interest income                                                  52,811
   Other                                                             1,173
                                                               -----------

           Total other income, net                                  53,984
                                                               -----------

Net income                                                         288,735

Net income allocable to general partners                             2,887
                                                               -----------
Net income allocable to limited partners                       $   285,848
                                                               ===========

Net income per limited partnership unit                        $        59
                                                               ===========

Weighted average number of limited partnership
   units outstanding                                                 4,848
                                                               ===========



    The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF CASH FLOWS
               for the nine month period ended September 30, 1997
                                  (Unaudited)




Cash flows from operating activities:
   Net Income                                                                                           $     288,735
   Adjustments to net income:
        Depreciation                                                                                           14,876
        Increase in unbilled rent                                                                              (2,488)
        (Increase) in receivables                                                                              (5,894)
        Increase in payables                                                                                   27,527
                                                                                                        -------------

Net cash provided by operating activities                                                                     322,756
                                                                                                        -------------

Cash flows from investing activities:
   Purchase of real estate for operating leases                                                            (4,397,417)
   Construction loan draws-equipment                                                                         (187,879)
   Purchase of equipment for financing leases                                                              (2,517,620)
   Reduction of net investment in financing leases                                                             94,841
                                                                                                        -------------

Net cash used in investing activities                                                                      (7,008,075)
                                                                                                        -------------

Cash flows from financing activities:
   (Increase) in due from related parties                                                                     (43,595)
   Increase in due to related parties                                                                          63,637
   Issuance of limited partnership units                                                                   11,105,734
   Offering costs                                                                                          (1,438,534)
   Distributions to limited partners                                                                         (137,900)
                                                                                                        -------------

Net cash provided by financing activities                                                                   9,549,342
                                                                                                        -------------

Net increase in cash                                                                                        2,864,023

Cash, beginning of period                                                                                           -
                                                                                                        -------------
Cash, end of period                                                                                     $   2,864,023
                                                                                                        =============



    The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

    Captec Franchise Capital Partners L.P. IV (the "Partnership"), a Delaware limited partnership, was formed on July 23, 1996 for the purpose of acquiring income-producing commercial real properties and equipment leased on a "triple net" or "double net" basis, primarily to operators of national and regional chain and nationally franchised fast food and family style restaurants, as well as other national and regional retail chains. The general partners of the Partnership are Captec Franchise Capital Corporation IV (the "Corporation"), a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec"), and Patrick L. Beach, an individual, hereinafter collectively referred to as the Sponsor. Patrick L. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. The general partners have each contributed $100 in cash to the Partnership as a capital contribution.

    The Partnership commenced a public offering of limited partnership interests ("Units") on December 23, 1996. A minimum of 2,000 Units and a maximum of 30,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on March 5, 1997, at which time funds totaling $2,015,500 were released from escrow and the Partnership immediately commenced operations. At September 30, 1997, the Partnership had accepted subscriptions for 11,116.254 Units, and funds totaling $11,116,254.

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

    G. NO COMPARABLE PRIOR PERIOD FINANCIAL INFORMATION: Since the Partnership had not commenced operations as of September 30, 1996, there is no comparable financial information for the three and nine month period then ended.


2.  DISTRIBUTIONS:

    Cash flows of the Partnership are allocated ninety-nine percent (99%) to the limited partners and one percent (1%) to the Sponsor, except that the Sponsor's share is subordinated to a ten percent (10%) per annum cumulative, non-compounded preferred return to the limited partners. Net sale or refinancing proceeds of the Partnership will be allocated ninety percent (90%) to the limited partners and ten percent (10%) to the Sponsor, except that the Sponsor's share will be subordinated to a ten and one-half percent (10.5%) per annum cumulative, non-compounded return on their Adjusted Investment plus return of the original contributions to the limited partners.

    The Partnership distributed approximately $108,000 during the three month period ended September 30, 1997, representing cash flow from operations for the quarter ended June 30, 1997.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS:

    Organization and offering expenses, excluding selling commissions, are paid initially by the Sponsors and/or their affiliates and were reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the Sponsors and/or their affiliates were paid a non-accountable expense allowance by the Partnership in an amount equal to two percent (2%) of the gross proceeds of the offering. The Sponsor was reimbursed $542,085 during the nine month period ended September 30, 1997. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts.

    The Partnership paid to Participating Dealers, including Affiliates of the general partners, selling commissions in an amount equal to eight percent (8%) of the purchase price of all Units placed by them directly. An additional one percent (1%) of the purchase price was paid to Participating Dealers on all Units placed by them until the minimum number of Units were sold (2,015.5). The additional one percent (1%) was paid out of the non-accountable expense allowance. There were $861,478 of selling commissions paid or incurred during the nine month period ended September 30, 1997. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts. The Sponsor has also guaranteed payment of organization and offering expenses which exceed 13%, including selling commissions, of the gross proceeds of the offering.

    An acquisition fee is charged, not to exceed the lesser of: (i) four percent (4%) of gross proceeds plus an additional .0677% for each 1% of indebtedness incurred in acquiring properties and/or equipment but in no event will acquisition fees exceed five percent (5%) of the aggregate purchase prices of properties and equipment; or (ii) compensation customarily charged in arm's length transactions by others rendering similar services. The Partnership paid the Sponsor $273,189 in acquisition fees during the nine month period ended September 30, 1997, and expects to receive an additional $68,351 once the Partnership has obtained the maximum leverage. The acquisition fees were capitalized into net investment in financing leases.

    The Partnership has entered into an asset management agreement with the Sponsor and its affiliates, whereby the Sponsor provides various property and equipment management services for the Partnership.

    A subordinated asset management fee is charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, noncompounded return of ten percent (10%) per annum on their Adjusted Investment. There were no subordinated asset management fees paid to the General Partners during the nine month period ended September 30, 1997.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS, CONTINUED:

    An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There were no equipment liquidations during the nine month period ended September 30, 1997.

    The Partnership Agreement provides for the Sponsor to receive a real estate liquidation fee limited to the lesser of three percent (3%) of the gross sales price or fifty percent (50%) of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, noncompounded return of ten and one-half percent (10.5%) per annum, cumulative non-compounded preferred return on their Adjusted Investment capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. There were no real estate liquidations during the nine month period ended September 30, 1997.

    The Partnership has agreed to indemnify the Sponsor and their affiliates against certain costs paid in settlement of claims which might be sustained by them in connection with the Partnership. Such indemnification is limited to the assets of the Partnership and not the limited partners.


4.  LAND AND BUILDING SUBJECT TO OPERATING LEASES:

    The net investment in operating leases as of September 30, 1997 is comprised of the following:


                   Land                           $ 2,091,094
                   Building and improvements        2,306,323
                                                  -----------

                                                    4,397,417
                   Less accumulated depreciation     (14,876)
                                                  -----------

                   Total                          $ 4,382,541
                                                  ===========


    The following is a schedule of future minimum lease payments to be received on the operating leases as of September 30, 1997.


                            1997          $ 125,491
                            1998            501,962
                            1999            501,962
                            2000            501,962
                            2001            501,962
                            Thereafter    5,372,475
                                        -----------

                            Total       $ 7,505,814
                                        ===========

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


5.  NET INVESTMENT IN FINANCING LEASES:

    The net investment in financing leases as of September 30, 1997 is comprised of the following:


                 Minimum lease payments to be received  $3,186,111
                 Estimated residual value                   81,372
                 Construction draws                        187,879
                                                        ----------

                 Gross investment in financing leases    3,455,362
                 Less unearned income                     (844,704)
                                                        ----------

                 Net investment in financing leases     $2,610,658
                                                        ==========

              The following is a schedule of future minimum lease payments to be received on the financing leases as of September 30, 1997:

                 1997                                   $  166,916
                 1998                                      536,454
                 1999                                      536,454
                 2000                                      536,454
                 2001                                      536,454
                 Thereafter                                873,379
                                                        ----------

                 Total                                  $3,186,111
                                                        ==========



6.   SUBSEQUENT EVENT:

      Based upon the results of operations for the three month period ended September 30, 1997, the Partnership had $221,000 to distribute, of which $167,315 was distributed to its limited partners on October 15, 1997 and the remaining $53,685 will be distributed to those limited partners who elected to receive distributions on a monthly basis on November 15, 1997 and December 15, 1997.

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

     The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997, broke escrow and immediately commenced operations. As a result, on that date the Partnership received funds totaling $2,015,500 from the sale of 2,015.5 Units. As of September 30, 1997, the Partnership had accepted subscriptions for 11,116.254 Units and funds totaling $11,116,254 from 701 limited partners. The Partnership had cash totaling $2,864,023 as of September 30, 1997, approximately $2,568,227 of which is available for investment.

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

ACQUISITIONS

     During the nine month period ending September 30, 1997, the Partnership purchased eight equipment packages ("Equipment") for a total cost, including acquisition fees of $2,705,498 and four real estate properties ("Properties") for $4,397,417. The number of Properties and Equipment to be acquired will depend upon the number of Units sold in the Offering.

REAL ESTATE

     On July 25, 1997 Partnership acquired the land and 6,257 square foot building comprising a Carino's Italian Kitchen restaurant located at 675 Sunland Park Drive, El Paso, Texas. (the "Carino's Property"). The Carino's Property was constructed for its present use in 1995 and was fully operational at the time of the purchase. The Carino's Property was purchased from, and leased back to Kona Restaurant Group, Inc., a Delaware corporation ("Kona Group"). Kona Group operates casual dining restaurants under the primary trade name of Carino's Italian Kitchen and Kona Ranch Steak House. The headquarter offices of Kona Group are located at 12200 Stemmons Freeway, Suite 220,
Dallas, Texas. The Partnership purchased a fee simple interest in the Carino's Property for a purchase price of $1,600,000.

     Kona Group and the Partnership have entered into a lease (the "Carino's Lease"), which is an absolute net lease, whereby Kona Group is responsible for all expenses related to the Carino's Property including real estate taxes, insurance, maintenance and repair costs. The Carino's Lease term expires on July 31, 2014 with one renewal option of six years and one renewal option of seven years. The initial annual rent is equal to eleven percent (11%) of the purchase price and will be payable in monthly installments on the first day of each month. Thus, based on the purchase price of $1,600,000 the rent in the first year of the Carino's Lease is $176,000 per year, or $14,667 per month. The annual rent shall be increased by five percent (5%) on the August 1, 2000 and every three years thereafter.

     Kona Group shall have an option to purchase the Carino's Property during the sixty-first (61st) full month of the Carino's Lease. In the event that Kona Group elects to exercise the option to purchase in the sixty-first full month of the Carino's Lease, the option price shall be One Million Nine Hundred Forty Thousand Four Hundred Dollars ($1,940,400).

     The current annual rent per square foot for the Carino's Property is $28.13 per square foot. The depreciable basis of the Carino's Property for federal tax purposes is $500,000 and it will be depreciated using the straight line method over 39 years, a rate of $12,821 per year.

     Kona Group has paid to the an affiliate of the General Partner a commitment fee equal to $16,000 as provided for in the Partnership Agreement. Kona Group also paid all of the expenses incident to the closing of the transaction contemplated by this commitment including, without limitation, title insurance premiums, recording fees and expenses and transfer taxes.

     On July 25, 1997, the Partnership purchased an undivided 34.375% interest as a tenant in common with Captec Franchise Capital Partners L.P. III, a Delaware limited partnership and affiliate of the Managing General Partner ("Captec III") in the land and 8,825 square foot building located at 4532 South Florida Avenue, Lakeland, Florida (the "Lakeland Property"). The Lakeland Property was constructed for its present use in May of 1997 and leased to Corral South Store 3, Inc., a Florida corporation ("Corral South 3"). Corral South 3 operates casual dining restaurants under the primary trade name of Golden Corral Restaurants. The headquarters of the Corral South 3 are located at 2665 Oak Ridge Court, Ft. Meyers, Florida. Captec 3 purchased the Lakeland Property for a total purchase price $1,600,000 and sold the 34.375% interest to the Partnership for $550,000.

     The Corral South 3 Lease is an absolute net lease whereby the Corral South 3 is responsible for all expenses related to the Lakeland Property including real estate taxes, insurance, maintenance and repair costs ("Corral South 3 Lease"). The Corral South 3 Lease commenced on June 1, 1997 and expires fifteen years thereafter. The Corral South 3 has two renewal options of five years each. The initial annual rent is $174,400, or $14,533 per month. The Partnership's pro-rata share of the rent will be $59,950 or $4,996 per month. The current annual rent per square foot on the Lakeland Property is $19.76.
The depreciable basis of the Lakeland Property for federal tax purposes is $1,080,000 and it will be depreciated using the straight line method over 39 years, a rate of $27,692 per year.

     The obligations under the Corral South 3 Lease are guaranteed for the benefit of the Partnership by David C. Brown, an individual. David C. Brown is the sole stockholder of Corral South 3. Corral South 3 has an option to purchase the Lakeland Property commencing on the sixty-first month of the Corral South 3 Lease. In the event that Corral South 3 elects to exercise the option to purchase, the option price shall be $1,833,520.

     Corral South 3 has paid to an affiliate of the General Partner a commitment fee equal to $5,500, as provided for in the Partnership Agreement. Corral South 3 has paid all of the expenses incident to the closing of the transaction including, without limitation, the Partnership's attorney's fees, title insurance premiums, recording fees and expenses and transfer taxes.

GENERAL REAL ESTATE TERMS

     The purchase prices of the Properties were negotiated by an affiliate of the Managing General Partner who considered factors such as the potential value of the site, the financial condition and business and operating history of Kona Group and Corral South 3 and demographic data for the area in which the Properties are located. The purchase price for the Properties are supported by an independent MAI appraisal. The Partnership purchased the Properties with cash from offering proceeds. It is anticipated that the Properties will be leveraged as provided for in the Prospectus, however, the Partnership presently does not have a financing commitment.

     The Carino's and Corral South 3 Leases (collectively referred to as the "Leases") contain material default provisions that include, but are not limited to: (i) the vacating or abandonment of the Properties by Kona Group and Corral South 3 (collectively referred to as the "Lessees"); (ii) the failure by the Lessees to make any payment due under the; (iii) the failure by the Lessee to observe or perform any of the covenants, conditions, or provisions of the Leases; and (iv) the making by the Lessees of any general arrangement or general assignment for the benefit of creditors. In the event of a material default by the Lessees, the Leases contain remedy provisions which are summarized as follows: (i) the Partnership may terminate the Leases and take possession of the Properties, in which case the Partnership would be entitled to damages incurred by reason of the material default; (ii) the Partnership may maintain the Lessee's right to possession of the Properties, in which case the Leases would continue to be in effect; or (iii) the Partnership may pursue any other legal remedy available.

EQUIPMENT

     On July 25,1997, the Partnership made an initial disbursement of $30,600 for restaurant equipment to be used in the operation of a Burger King restaurant, located at 401 Southpark Blvd., Colonial Heights, Virginia ("Burger King Equipment"). The final disbursement was made on November 1,1997. The Burger King Equipment was acquired from various vendors for a total cost of $282,327 and leased it to Virginia QSC, LLC, a Delaware limited liability company, dba Burger King ("Virginia QSC"). The headquarter offices of Virginia QSC are located at 3521 W. Van Buren, Phoenix, Arizona. Virginia QSC owns and operates the Burger King restaurant under a franchise agreement.

     The Partnership and Virginia QSC have entered into a Progress Payment Agreement dated July 15, 1997, ("Agreement") whereby the Partnership shall provide disbursements of down payments and interim payments to pay approved costs associated with the purchase of the Burger King Equipment. Under the terms of the Agreement, all of the Burger King Equipment will be delivered and installed and all disbursements made on or before October 31, 1997. Virginia QSC paid to the Partnership a daily progress rental payment for each day that any down payment and/or interim payment remained outstanding. The daily progress payment shall be equal to .00031944 times the total amount outstanding to the date upon which the last of the following events shall have occurred:
(a) Virginia QSC shall have paid the first regularly monthly scheduled installment of rent; or (b) All of the Burger King Equipment had been delivered, installed and accepted by Virginia QSC.

     The Partnership and Virginia QSC entered into the Partnership's standard form of equipment lease dated July 15, 1997 and amended November 1, 1997 ("Virginia QSC Lease"). Under the terms of the Virginia QSC Lease, Virginia QSC is responsible for all expenses related to the Burger King Equipment including taxes, insurance, maintenance and repair costs. The base lease term is 84 months and will commenced on November 1, 1997. Under the terms of the Virginia QSC Lease, the minimum annual rent is $58,340 and is payable in monthly installments of $4,862. The annual rent remains fixed for the entire Virginia QSC Lease term. All obligations under the Virginia QSC Lease are jointly and severally unconditionally guaranteed by the following individuals:
Justin Hathaway, Steven Porath and Alan Buford.

     At the end of the Virginia QSC Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Virginia QSC may purchase all of the Burger King Equipment for $1.00. The General Partners believe that the amount of insurance carried by Virginia QSC is adequate.

     Virginia QSC paid the first and last month's rent of $9,723 and interim rent of $1,094 to the Partnership at final funding. Virginia QSC paid a commitment fee equal to $3,100 to an affiliate of the General Partner as provided for in the Partnership Agreement.

     On July 9, 1997, the Partnership purchased restaurant equipment to be used in the operation of an Breckenridge Brewery & Pub, located at 600 South Main, Breckenridge, Colorado (the "Breckenridge Equipment") for $791,000. The Breckenridge Equipment was acquired from, and leased back to BBI Acquisition Co., a Colorado corporation, dba Breckenridge Brewery & Pub ("BBI"). The headquarter offices of BBI are located at 471 Kalamath Street, Denver, Colorado.

     The Partnership and BBI entered into the Partnership's standard form of equipment lease ("BBI Lease") commencing August 1, 1997. Under the terms of the BBI Lease, BBI is responsible for all expenses related to the Breckenridge Equipment including taxes, insurance, maintenance and repair costs. The lease term is 84 months and the minimum annual rent is $163,622 payable in monthly installments of $13,605.20 on the 1st day of each month. The annual rent remains fixed for the entire BBI Lease term. All obligations under the BBI Lease are unconditionally guaranteed by Breckenridge Holding Company, a Colorado corporation.

     At the end of the BBI Lease term, upon at least 90 days prior irrevocable notice to the Partnership, BBI may purchase all of the Breckenridge Equipment for $1.00. The General Partners believe that the amount of insurance carried by BBI is adequate. BBI paid the first and last month's rent of $27,210 and interim rent in the amount of $10,094 to the Partnership. BBI paid a commitment fee equal to $7,910 to an affiliate of the General Partner as provided for in the Partnership Agreement.

GENERAL EQUIPMENT LEASE PROVISIONS

     The purchase of the Equipment was made in cash from proceeds of the Partnership; however, it is anticipated that the Equipment will subsequently be leveraged as provided for in the Prospectus. The Partnership presently does not have a financing commitment. The General Partners believe that the amount of insurance carried on the Equipment is adequate.


RESULTS OF OPERATIONS:

     For the three and nine month periods ended September 30, 1997 the Partnership earned revenues totaling approximately $202,000 and $314,000 respectively. The increase in revenues is comprised of $34,000 rental income, $46,000 financial income and $32,000 interest income. For the three and nine month periods ended September 30, 1997, the Partnership incurred expenses totaling approximately $14,000 and $25,000 respectively, comprised of general and administrative expenses and depreciation(due to the growth in depreciable assets). For the three and nine month periods ended September 30, 1997, the Partnership earned net income of approximately $187,000 and $289,000 respectively. The increase in revenues, expenses and net income is due to progress in selling Units and investing the proceeds therefrom in income producing, net leased, real estate properties and equipment.

     No comparative information is available for the three and nine month periods ended September 30, 1996, since the Partnership did not commence operations until the first quarter of 1997.

     The Partnership distributed approximately $137,900 during the three month period ended September 30, 1997, representing cash flow from operations for the quarter ended June 30, 1997. Based upon the results of operations for the three month period ended September 30, 1997, the Partnership had $138,500 which will be distributed during the following quarter.

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

       27   Financial Data Schedule


       (b)  Reports on Form 8-K.

       Form 8-K dated July 9, 1997, filed July 22, 1997; Form 8-K dated July 25, 1997, filed August 5, 1997 and Form 8-K dated August 8, 1997, filed August 13, 1997. Subsequent reports on Form 8-K dated October 14, 1997, filed October 16, 1996 and Form 8-K dated October 15, 1997, filed October 23, 1997.

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


                                 By: Captec Franchise Capital Corporation IV Managing General Partner of
                                       Captec Franchise Capital Partners L.P. IV



                                 By:   /w/ W. Ross Martin
                                       -----------------------------------
                                       W. Ross Martin
                                       Chief Financial Officer and Vice
                                       President,
                                       a duly authorized officer

                                 Date: November 14, 1997