Form 10-Q/A
period 1997-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1997-11-26
CIK 1020157

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-Q/A NO. 1


(Mark One)
[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED          SEPTEMBER 30, 1997
                               ------------------------------------------------

                                       OR

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                  EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                  TO
                              -----------------     ---------------------------

COMMISSION FILE NUMBER:        333-9371
                        -------------------------------------------------------

                  Captec Franchise Capital Partners L.P. IV
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                        38-3304095
-------------------------------------------------------------------------------
        (State or other jurisdiction                    (IRS Employer
        of incorporation or organization)               Identification Number)


               24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                P.O. Box 544, Ann Arbor, Michigan  48106-0544
-------------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (313) 994-5505
-------------------------------------------------------------------------------
                         (Issuer's telephone number)

                               Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not Applicable

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                         PART I - FINANCIAL INFORMATION


     Capitalized terms not otherwise defined herein shall have the same meaning as in the prospectus of Captec Franchise Capital Partners L.P. IV, (the "Partnership") dated December 23, 1997, as supplemented to date (the "Prospectus").

     The Partnership filed a Form 10-Q for the period ended September 30, 1997, with the Securities and Exchange Commission on November 14, 1997. This Form 10-Q/A No. 1 amends the prior Form 10-Q to include a Statement of Changes in Partners' Capital for the nine month period ended September 30, 1997 and a description of a real estate acquisition, both of which are included herein.


Item 1. Financial Statements


                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              for the nine month period ended September 30, 1997
                                 (Unaudited)


                                                           Limited           General           Total
                                                           Partners'         Partners'        Partners'
                                                           Accounts          Accounts         Capital
                                                          ----------        ---------        ----------
Balance, January 1, 1997                                  $      100        $     200        $      300
Issuance of limited partnership units, net                 9,667,200                          9,667,200
Distributions - cash                                        (137,900)               -          (137,900)
Net income                                                   285,848            2,887           288,735
                                                          ----------        ---------        ----------
Balance, September 30, 1997                               $9,815,248        $   3,087        $9,818,335
                                                          ==========        =========        ==========

The accompanying notes are an integral part of the financial statements.

Item 2. Management's Discussion and Analysis of financial Condition and Results of Operations

     On August 8, 1997, the Partnership acquired the land and 6,500 square foot building comprising a Blockbuster Video located at 8529 Georgia Highway 85, Riverdale, Georgia (the "Blockbuster Property"). The Blockbuster Property was constructed for its present use in 1995 and was fully operational at the time of the purchase. The Blockbuster Property was purchased from Atlantis Properties, L.L.C., a Georgia limited liability company ("Atlantis Properties") and leased to Blockbuster Videos, Inc., a Texas corporation ("Blockbuster"). The headquarter offices of Blockbuster are located at One Blockbuster Plaza, 200 South Andrews Avenue, Fort Lauderdale, Florida. The Partnership purchased a fee simple interest in the Blockbuster Property for a purchase price of $1,114,286.

     The Partnership purchased the Blockbuster Property subject to a lease dated April 4, 1997 between Atlantis Properties and Blockbuster (the "Blockbuster Lease"), which is a net lease, whereby Blockbuster is responsible for most expenses related to the Blockbuster Property including real estate taxes, insurance, maintenance and repair costs, except that the Partnership will be responsible for the repair and maintenance of the structural systems including the roof, load-bearing walls and floor slabs and exterior masonry walls and foundations. The Blockbuster Lease term expires on June 30, 2007 with three renewal options of five years each. The annual rent for years one through five is $117,975 and $132,145 for years six through ten. The rent is payable in monthly installments on the first day of each month. Thus, the monthly rent in the first five years of the Blockbuster Lease is $9,831. Viacom International, Inc., a Delaware corporation unconditionally and irrevocably guaranteed the full and complete performance of the Blockbuster Lease.

The current annual rent per square foot for the Blockbuster Property is $18.15 per square foot. The depreciable basis of the Blockbuster Property for federal tax purposes is $754,286 and it will be depreciated using the straight line method over 39 years, a rate of $19,341 per year.

Blockbuster has paid to an affiliate a commitment fee equal to $11,143 as provided for in the Partnership Agreement. The Tenant also paid all of the expenses incident to the closing of the transaction contemplated by this commitment including, without limitation, title insurance premiums, recording fees and expenses and transfer taxes.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                By: Captec Franchise Capital Corporation IV Managing General Partner of
                                       Captec Franchise Capital Partners L.P. IV



                                By:    /s/ W. Ross Martin
                                       -----------------------------------------
                                       W. Ross Martin
                                       Chief Financial Officer and Sr. Vice
                                       President, a duly authorized officer

                                Date:  November 26, 1997