Form 10-K405
period 1997-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1998-03-31
CIK 1020157

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                 For the Transition period from           to
                                                ---------    ---------

                         Commission file number 333-9371

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
             (Exact name of registrant as specified in its charter)

       Delaware                                                38-3304095
---------------------------------                           -------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)



24 Frank Lloyd Wright Drive, Lobby L, 4th Floor,
 P.O. Box 544, Ann Arbor, Michigan                                  48106-0544
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code:  (734) 994-5505

Securities registered under Section 12(b) of the Exchange Act:        None

Securities registered under Section 12(g) of the Exchange Act:        None
                                                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         [ X ] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 31, 1997 subscriptions for 15,391.986 units of limited partnership interest (the "Units") had been accepted, representing an aggregate amount of $15,391,986. The aggregate sales price does not reflect market value and it reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

                       DOCUMENTS INCORPORATED BY REFERENCE
A portion of the Prospectus of the Registrant dated December 23, 1996, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 333-9371, and is incorporated by reference in Parts I and III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

Item 1.   Business........................................................... 1
Item 2.   Properties......................................................... 2
Item 3.   Legal Proceedings..................................................12
Item 4.   Submission of Matters to a Vote of Security Holders   .............12

                                    PART II

Item 5.   Market for Registrant's Limited Partnership Interests
          and Related Security Holder Matters................................13
Item 6.   Selected Financial Data ...........................................14
Item 7.   Management's Discussion and Analysis or Plan of Organization.......15
Item 8.   Financial Statements and Supplementary Data   .....................17
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................................17

                                   PART III

Item 10.  Directors, Executive Officers Promoters and Control Persons
          of the Registrant..................................................18
Item 11.  Executive Compensation.............................................19
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....19
Item 13.  Certain Relationships and Related Transactions.....................19

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K...........................................................21

SIGNATURES...................................................................22

INDEX TO EXHIBITS.........................................................E - i

INDEX TO FINANCIAL STATEMENTS.............................................F - i

                                     PART I


ITEM 1.       BUSINESS.

       Captec Franchise Capital Partners L.P. IV (the "Partnership") is a Delaware limited partnership formed on July 23, 1996 for the purpose of acquiring income-producing commercial real properties ("Properties") and equipment ("Equipment") which will be leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses pursuant to leases requiring the lessee to pay all taxes, assessments, utilities, insurance, maintenance, and repair costs associated with such Properties (a "Triple Net Lease") or leases differing from Triple Net Leases only in that the Partnership is responsible for the maintenance of the exterior walls and roof of the Property (a "Double Net Lease"). The Partnership also intends to acquire Properties that may be leased to prominent national and regional retail concerns ("Retail Concerns") pursuant to Triple Net Leases or Double Net Leases. The general partners of the Partnership are Captec Franchise Capital Corporation IV (the "Managing General Partner") and Patrick L. Beach, an individual (collectively, the "General Partners") . The Managing General Partner is a Michigan corporation which is a wholly-owned subsidiary of Captec Financial Group, Inc. (the "Captec Group").

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

       Through December 31, 1997, the Partnership had accepted subscriptions for 15,391.986 Units and funds totaling $15,391,986 from 911 investors. The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of cash flow generated by the Partnership's leases; (iii) capital appreciation of Partnership properties; (iv) generation of increased income and protection against inflation through escalation of base rents or participation in gross revenues of lessees of Partnership properties; and (v) deferred taxation of Partnership cash distributions for Limited Partners.

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


ITEM 2.       DESCRIPTION OF PROPERTIES.

The following is a summary description of the Property and Equipment leases as of December 31, 1997.

-------------------------------------------------------------------------------------------------------------
                                             LEASE INFORMATION
-------------------------------------------------------------------------------------------------------------
REAL ESTATE
                                            Concept                         Lease       Date of     Date of
             Lessee Name                     Name           Industry        Type       Commence   Expiration
             -----------                     ----           --------        ----       --------   ----------

 Corral South Store #3, Inc. (1)       Golden Corral       Restaurant    Triple-Net     8/1/97     6/1/17
 Finest Foodservice, LLC               Boston Market       Restaurant    Triple-Net     4/1/97     4/1/12
 Hollywood Entertainment Corp.         Hollywood Video     Retail        Triple-Net    11/1/97     7/1/12
 Blockbuster Entertainment Corp.       Blockbuster Video   Retail        Double-Net     9/1/97     8/1/07
 Kona Restaurant Group, Inc.           Carino's            Restaurant    Triple-Net     8/1/97     8/1/14


                                       ----------------------------         --------------------------------
                                            ASSET INFORMATION                      RENTAL INFORMATION
                                       ----------------------------         --------------------------------

                                       Total Asset Cost     Asset                        Date of      Annual
                                            Including        State          Monthly     Next Rent    Rate of
             Lessee Name                Acquisition Fees   Location          Rent       Increase   Increase(3)
             -----------                ----------------   --------          ----       --------   -----------

 Corral South Store #3, Inc. (1)       $   572,000             FL          $  4,996        6/1/02     1.55%
 Finest Foodservice, LLC                 1,002,560             CO             8,435        4/1/02     1.93%
 Hollywood Entertainment Corp.           1,441,440             OH            12,702    (2) 7/1/03     1.92%
 Blockbuster Entertainment Corp.         1,158,857             GA             9,831        8/1/02     2.29%
 Kona Restaurant Group, Inc.             1,664,000             TX            14,667        8/1/00     1.64%

                                       $ 5,838,857                         $ 50,631                   1.88%





EQUIPMENT
                                            Concept                         Lease       Date of     Date of
             Lessee Name                     Name           Industry        Type       Commence   Expiration
             -----------                     ----           --------        ----       --------   ----------
 J.M.C. Limited Partnership            Applebee's          Restaurant    Triple-Net      3/1/97     3/1/04
 DenAmerica Corp.                      Black Eye Pea       Restaurant    Triple-Net     4/15/97    4/15/04
 Corral South Store #4, Inc.           Golden Corral       Restaurant    Triple-Net     6/15/97    6/15/02
 Girardi-Riva Enterprises, Inc.        Arby's              Restaurant    Triple-Net      7/1/97     7/1/04
 Shells Seafood Restaurants, Inc.      Shells Seafood      Restaurant    Triple-Net      6/1/97     6/1/02
 Shells Seafood Restaurants, Inc.      Shells Seafood      Restaurant    Triple-Net      6/1/97     6/1/02
 Morgan's Restaurants of PA, Inc.      KFC                 Restaurant    Triple-Net    10/15/97   10/15/04
 Virginia QSC, LLC                     Burger King         Restaurant    Triple-Net     11/1/97    11/1/04
 BBI Acquisition Co.                   Breck. Brewery      Restaurant    Triple-Net      8/1/97     8/1/04



                                                          Asset      Monthly
             Lessee Name                      Total     Location      Rent
             -----------                      -----     --------      ----
 J.M.C. Limited Partnership              $  418,081        UT       $  6,838
 DenAmerica Corp.                           364,000        TX          5,866
 Corral South Store #4, Inc.                526,446        FL         10,934
 Girardi-Riva Enterprises, Inc.             165,849        WA          2,727
 Shells Seafood Restaurants, Inc.           123,405        FL          2,648
 Shells Seafood Restaurants, Inc.            97,198        FL          2,086
 Morgan's Restaurants of PA, Inc.           240,261        PA          3,766
 Virginia QSC, LLC                          293,620        VA          4,862
 BBI Acquisition Co.                        822,640        CO         13,605

                                         $3,051,501                 $ 53,332

                                         $8,890,359                 $103,963

(1) The property is owned jointly between CFCP LPIII and LPIV. LPIV owns 34.375% of the total assets.
(2)  Rent Increase equals the lesser of CPI or 10%.
(3)  Rate of increase calculated on a compounded annual basis.

REAL ESTATE

       Boston Market Restaurant, Rochester, Minnesota (Land and Building): On March 10, 1997 the Partnership acquired the land and 3,035 square foot building comprising a Boston Market restaurant located at 1201 S. Broadway, Rochester, Minnesota (the "Minnesota Property"). The Minnesota Property was constructed for its present use in November of 1995 and was fully operational at the time of the purchase. The Minnesota Property was purchased from, and leased back to Finest Foodservice L.L.C., a Delaware limited liability company ("Finest Foodservice"). Finest Foodservice operates casual dining restaurants under the primary trade name of Boston Market. The Partnership purchased the Minnesota Property for a purchase price of $964,000.

       Finest Foodservice and the Partnership have entered into a lease (the "Finest Foodservice Lease"), which is an absolute net lease, whereby Finest Foodservice is responsible for all expenses related to the Minnesota Property, including real estate taxes, insurance, maintenance and repair costs. The Finest Foodservice Lease term expires on April 1, 2012 with five renewal options of five years each. Annual rental in the five years is $101,220 and is increased by ten percent every five years therafter. During the Finest Foodservice Lease years 31-40, the annual rent will be determined by the fair market value at the beginning of the 31st and 36th Finest Foodservice Lease years.

       Beginning in the sixth lease year, and in addition to the annual rental provided above, Finest Foodservice will pay percentage rent on an annual basis equal to the difference between five percent of "gross sales" (as defined in the Finest Foodservice Lease) during such lease year less the annual rental payable for such lease year.

       Boston Chicken, Inc., a Delaware corporation (the "Option Holder"), has an option to purchase and first right of refusal to purchase the Minnesota Property. The Option Holder has the right to purchase the Minnesota Property on the same terms and conditions as set forth in the offer or the Option Holder may elect an alternate purchase price as follows: (a) during the first and second lease years, an alternate purchase price equal to the total annual rental payable for the lease year subsequent to the lease year in which the option is exercised divided by 9.462%; (b) during the third lease year, an alternate purchase price equal to the total annual rental for the third lease year divided by 9.978%; (c) during the fourth lease year, an alternative purchase price equal to the annual rental for the fourth lease year divided by 9.785%; and (d) during the fifth lease year, an alternative purchase price equal to the annual rental for the fifth lease year divided by 9.580%.

       The Option Holder has the option to purchase the Minnesota Property at the following times and option prices:

        PERIOD                                    OPTION PRICE
        Lease Years 6-8                           Annual rent payable
                                                  for the Lease Year subsequent
                                                  to the Lease Year in which the
                                                  option is exercised divided by
                                                  ten percent (10%)
        Last  ninety (90) days of the 15th        Annual rent payable for the 16th Lease Year divided by
        Lease Year                                ten percent (10%)
        Last  ninety (90) days of the 30th        The lesser of (i) fair  market value or (ii) the annual
        Lease Year                                rent payable for the 31st Lease  Year

                                                  divided by ten percent (10%)
        Last ninety (90) days of the 40th         The lesser of (i) fair market value or  (ii) one hundred
        Lease Year                                ten percent (110%) of the annual rent payable for the
                                                  40th Lease Year divided by ten percent (10%)

       The current annual rent per square foot for the Minnesota Property is $33.35 per square foot. The depreciable basis of the Minnesota Property for federal tax purposes is $614,000 and it will be depreciated using the straight line method over 39 years, a rate of $15,744 per year. In addition, Finest Foodservice has paid to the same affiliate a closing fee equal to $4,820 as provided for in the Partnership Agreement.

       The Finest Foodservice Lease contains a substitution option that provides in the event that Finest Foodservice determines the Minnesota Property is inadequate or unprofitable or is rendered unsuitable by condemnation or casualty, Finest Foodservice, subject to the Partnership's approval, may substitute another property of equal or greater current value having a Boston Market restaurant located thereon. All obligations under the Finest Foodservice Lease, including Annual Rental, percentage rent and taxes attributable to rent and the Minnesota property, are unconditionally guaranteed by Boston Chicken, Inc., a Delaware corporation.

       Carino's Italian Kitchen, El Paso, Texas (Land and Building): On July 25, 1997 the Partnership acquired the land and 6,257 square foot building comprising a Carino's Italian Kitchen restaurant located at 675 Sunland Park Drive, El Paso, Texas (the "Carino's Property"). The Carino's Property was constructed for its present use in 1995 and was fully operational at the time of the purchase. The Carino's Property was purchased from and leased back to Kona Restaurant Group, Inc., a Delaware corporation ("Kona Group"). Kona Group operates casual dining restaurants under the primary trade names of Carino's Italian Kitchen and Kona Ranch Steak House. The Partnership purchased a fee simple interest in the Carino's Property for a purchase price of $1,600,000.

       Kona Group and the Partnership have entered into a lease (the "Carino's Lease"), which is an absolute net lease, whereby Kona Group is responsible for all expenses related to the Carino's Property including real estate taxes, insurance, maintenance and repair costs. The Carino's Lease term expires on July 31, 2014 with one renewal option of six years and one renewal option of seven years. The rent in the first three years of the Carino's Lease is $176,000 per year, or $14,667 per month. The annual rent will increase by five percent (5%) on the August 1, 2000 and every three years thereafter.

       Kona Group has an option to purchase the Carino's Property during the sixty-first (61st) full month of the Carino's Lease. In the event that Kona Group elects to exercise the option to purchase in the sixty-first full month of the Carino's Lease, the option price is $1,940,400.

       The current annual rent per square foot for the Carino's Property is $28.13 per square foot. The depreciable basis of the Carino's Property for federal tax purposes is $500,000 and it will be depreciated using the straight line method over 39 years, a rate of $12,821 per year.

       Golden Corral Restaurant, Lakeland, Florida (Land and Building): On July 25, 1997, the Partnership acquired an undivided 34.375% interest as a tenant in common with Captec Franchise Capital Partners L.P. III, a Delaware limited partnership and affiliate of the Managing General Partner ("Captec III"), in the land and 8,825 square foot building located at 4532 South Florida Avenue, Lakeland, Florida (the "Lakeland Property"). The Lakeland Property was constructed for its present use in May of 1997 and leased to Corral South Store 3, Inc., a Florida corporation ("Corral South 3"). Corral South 3 operates casual dining restaurants under the primary trade name of Golden Corral Restaurants. Captec III purchased the Lakeland Property for a total purchase price of $1,600,000 and sold the 34.375% interest to the Partnership for $550,000.

       Corral South 3 and Captec III have entered into a lease (the "Corral South 3 Lease"), which is an absolute net lease, whereby Corral South 3 is responsible for all expenses related to the Lakeland Property including real estate taxes, insurance, maintenance and repair costs. The Corral South 3 Lease term commenced on June 1, 1997 and expires fifteen years thereafter. The Corral South 3 Lease has two renewal options of five years each. The initial annual rent is $174,400, or $14,533 per month, and increases by 8% on the five-year anniversary of the Corral South 3 Lease and every five years thereafter (including any renewal options). The Partnership's pro-rata share of the initial annual rent will be $59,950 or $4,996 per month. The total initial annual rent per square foot on the Lakeland Property is $19.76. The depreciable basis of the Lakeland Property for federal tax purposes is $1,080,000 and it will be depreciated using the straight line method over 39 years, a rate of $27,692 per year. The Partnership's pro-rata share of depreciation will be $9,519 per year.

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

       Blockbuster Video, Riverdale, Georgia (Land and Building): On August 8, 1997 the Partnership acquired the land and 6,500 square foot building comprising a Blockbuster Video located at 8529 Georgia Highway 85, Riverdale, Georgia (the "Blockbuster Property"). The Blockbuster Property was constructed for its present use in 1995 and was fully operational at the time of the purchase. The Blockbuster Property was purchased from Atlantis Properties, L.L.C., a Georgia limited liability company ("Atlantis Properties"), for a purchase price of $1,114,286.

       The Partnership purchased the Blockbuster Property subject to a lease dated April 4, 1997 (the "Blockbuster Lease") between Atlantis Properties and Blockbuster Videos, Inc., a Texas corporation ("Blockbuster"), which is a net lease, whereby Blockbuster is responsible for most expenses related to the Blockbuster Property including real estate taxes, insurance, maintenance and repair costs, except that the Partnership will be responsible for the repair and maintenance of the structural systems including the roof, load-bearing walls and floor slabs and exterior masonry walls and foundations. The Blockbuster Lease term expires on June 30, 2007 with three renewal options of five years each. The annual rental is payable according to the following schedule:

                  PERIOD                                    ANNUAL RENTAL
                  Lease Years 1-5                           $117,975
                  Lease Years 6-10                          $132,145
                  Lease Years 11-15                         $145,360
                  Lease Years 16-20                         $159,900
                  Lease Years 21-25                         $175,890

Viacom International, Inc., a Delaware corporation, unconditionally and irrevocably guaranteed the full and complete performance of the Blockbuster Lease.

       The current annual rent per square foot for the Blockbuster Property is $18.15 per square foot. The depreciable basis of the Blockbuster Property for federal tax purposes is $754,286 and it will be depreciated using the straight line method over 39 years, a rate of $19,341 per year.


       Hollywood Video, Hamilton, Ohio (Land and Building): On October 14, 1997, the Partnership acquired the land and 7,488 square foot building comprising a Hollywood Video located at 1491 Main Street, Hamilton, Ohio (the "Hollywood Video Property"). The Hollywood Video Property was constructed for its present use in 1997 and was fully operational at the time of the purchase. The Hollywood Video Property was purchased from Blue Freedom Holdings, LLC, a Kentucky limited liability company, and leased to Hollywood Entertainment Corporation, an Oregon corporation ("Hollywood Entertainment"). The Partnership purchased a fee simple interest in the Hollywood Video Property for a purchase price of $1,386,000

       The Partnership purchased the property subject to a lease between Blue Freedom Holdings, LLC and Hollywood Entertainment which commenced on July 24, 1997 (the "Hollywood Video Lease"). The Hollywood Video Lease is an absolute net lease, whereby Hollywood Entertainment is responsible for all expenses related to the Hollywood Video Property including real estate taxes, insurance, maintenance and repair costs. The Hollywood Video Lease term expires on July 30, 2012 with three renewal options of five years each. The rent in the first through fifth years of the Hollywood Video Lease is $152,418 per year, or $12,701.50 per month. The annual rent will be adjusted on the first day of the sixty-first month and every sixty months thereafter by the lesser of the Percentage CPI Increase, as defined in the Hollywood Video Lease, or ten percent (10%).

       The current annual rent per square foot for the Hollywood Video Property is $20.35 per square foot. The depreciable basis of the Hollywood Video Property for federal tax purposes is $811,000 and it will be depreciated using the straight line method over 39 years, a rate of $20,795 per year.


EQUIPMENT

       Applebee's Neighborhood Grill & Bar Equipment, Midvale, Utah: On March 31, 1997, the Partnership acquired, effective as of February 20, 1997, restaurant equipment (the "Applebee's Equipment") to be used in the operation of an Applebee's Neighborhood Grill & Bar, located at 7045 South 1300 East, Midvale, Utah for $402,000.00. The Applebee's Equipment was acquired from Captec Financial Group, Inc. ("Captec"), an affiliate of the General Partners, which purchased the Applebee's Equipment from various vendors for a total cost of $402,000 and leased it to J.M.C. Limited Partnership, a Utah limited partnership, DBA Applebees ( "JMC"). JMC and Captec entered into the Partnership's standard form of lease dated March 1, 1997 (the "JMC Lease"). The Partnership's standard form of equipment lease provides that the tenant is responsible for all expenses related to such equipment, including taxes, insurance, maintenance and repair costs. JMC owns and operates the Applebee's Neighborhood Grill & Bar restaurant under a franchise agreement.

       On March 31, 1997, Captec assigned the JMC Lease to the Partnership, effective as of February 20, 1997. The lease term is 84 months and the annual rent is $82,056 payable in monthly installments of $6,838. The annual rent remains fixed for the entire JMC Lease term. The JMC Lease is guaranteed by John
B. Prince, an individual, and William Tell, Inc., a Utah corporation. At the end of the JMC Lease term, upon at least 90 days prior irrevocable notice to the Partnership, JMC may purchase the Equipment for the lesser of fair market value or $40,200.

       Black-Eyed Pea Equipment, Plano, Texas: On April 3, 1997, the Partnership acquired restaurant equipment (the "Black-Eyed Pea Equipment") to be used in the operation of a Black-Eyed Pea restaurant located at 1905 Preston Road, Plano, Texas for $350,000. The Black-Eyed Pea Equipment was acquired from DenAmerica Corp., which purchased the Black-Eyed Pea Equipment from various vendors for a total cost of $350,000. The Partnership leased the Black-Eyed Pea Equipment to DenAmerica Corporation, a Georgia corporation d/b/a Black-Eyed Pea ("DenAmerica"), by entering into a lease dated as of April 15, 1997 (the "DenAmerica Lease") with DenAmerica on the Partnership's standard form of equipment lease. DenAmerica operates and franchises restaurants under the primary trade names of Denny's and Black-Eyed Pea.

       The lease term is 84 months and the minimum annual rent is $70,392 payable in monthly installments of $5,866. The annual rent remains fixed for the entire DenAmerica Lease term. At the end of the DenAmerica Lease term, upon at least 90 days prior irrevocable notice to the Partnership, DenAmerica may purchase the Black-Eyed Equipment for its fair market value at the date of the exercise of the option. The Partnership consented to a sublease between DenAmerica and Texas BEP., LP., a Texas limited partnership, on the same terms and conditions as the DenAmerica Lease. DenAmerica remains the obligor under the DenAmerica Lease.

       Jacksonville Shells Seafood Equipment, Jacksonville, Florida: On May 27,1997, the Partnership acquired restaurant equipment to be used in the operation of a Shells Seafood Restaurant, located at 9965 San Jose Blvd., Jacksonville, Florida (the "Jacksonville Shells Equipment"). The Jacksonville Shells Equipment was purchased from various vendors for a total cost of $118,658.30 and leased to Shells Seafood Restaurants, Inc., a Delaware corporation ("Shells Seafood"). Shells Seafood owns and operates Shells Seafood Restaurants.

       The Partnership and Shells Seafood entered into the Partnership's standard form of equipment lease commencing on June 1, 1997 (the "Jacksonville Shells Seafood Lease"). The lease term is 60 months and the minimum annual rent is $31,781 payable in monthly installments of $2,648. The annual rent remains fixed for the entire Jacksonville Shells Seafood Lease term. At the end of the Jacksonville Shells Seafood Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Shells Seafood may purchase the Jacksonville Shells Equipment for $11,866.

       Shells Seafood Equipment, Winter Haven, Florida: On May 27,1997, the Partnership acquired restaurant equipment to be used in the operation of a Shells Seafood Restaurant, located at 1551 3rd Street, SW, Winter Haven, Florida (the "Winter Haven Shells Equipment"). The Winter Haven Shells Equipment was purchased from various vendors for a total cost of $93,460 and leased to Shells Seafood.

       The Partnership and Shells Seafood entered into the Partnership's standard form of equipment lease commencing on June 1, 1997 (the "Winter Haven Shells Seafood Lease"). The lease term is 60 months and the minimum annual rent is $25,032 payable in monthly installments of $2,086 on the 1st day of each month. The annual rent remains fixed for the entire Winter Haven Shells Lease term. At the end of the Winter Haven Shells Seafood Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Shells Seafood may purchase the Winter Haven Shells Equipment for $9,346.

       Golden Corral Equipment, Temple Terrace, Florida: On June 4,1997, the Partnership acquired restaurant equipment to be used in the operation of a Golden Corral Restaurant located at 11801 56th Street North, Temple Terrace, Florida (the "Golden Corral Equipment"). The Golden Corral Equipment was purchased from various vendors for a total cost of $506,198 and leased to Corral South Store 4,

Inc. a Florida corporation dba Golden Corral Restaurant ("Corral South 4"). Corral South 4 owns and operates the Golden Corral Restaurant under a franchise agreement.

       The Partnership and Corral South 4 entered into the Partnership's standard form of equipment lease commencing on June 15, 1997 (the "Corral South 4 Lease"). The lease term is 60 months and the annual rent is $131,207 payable in monthly installments of $10,934 on the 15th day of each month. The annual rent remains fixed for the entire Golden Corral Lease term. All obligations under the Corral South 4 Lease are guaranteed by David C. Brown, an individual. At the end of the Corral South 4 Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Corral South 4 may purchase the Golden Corral Equipment for $1.00

       Arby's Equipment Pasco, Washington: On June 25,1997, the Partnership acquired restaurant equipment to be used in the operation of an Arby's restaurant, located at 2411 West Court, Pasco, Washington (the "Arby's Equipment"). The Arby's Equipment was acquired from various vendors for a total cost of $159,470.62 and leased to Girardi-Riva Enterprises, Inc., an Arizona corporation dba Arby's Restaurant ("Girardi-Riva"). Girardi-Riva owns and operates the Arby's restaurant under a franchise agreement.

       The Partnership and Girardi-Riva entered into the Partnership's standard form of equipment lease (the "Girardi-Riva Lease") commencing July 1, 1997. The lease term is 84 months and the minimum annual rent is $32,724 payable in monthly installments of $2,727. The annual rent remains fixed for the entire Girardi-Riva Lease term. All obligations under the Girardi-Riva Lease are jointly and severally guaranteed by Richard Riva, Sharri Riva, Thomas Girardi and Kathy Girardi. At the end of the Girardi-Riva Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Girardi-Riva may purchase the Arby's Equipment for $1.00.

       Breckenridge Brewery & Pub Equipment, Breckinridge, Colorado: On July 9, 1997, the Partnership purchased restaurant equipment to be used in the operation of an Breckenridge Brewery & Pub, located at 600 South Main, Breckenridge, Colorado (the "Breckenridge Equipment") for $791,000. The Breckenridge Equipment was acquired from, and leased back to BBI Acquisition Co., a Colorado corporation dba Breckenridge Brewery & Pub ("BBI").

       The Partnership and BBI entered into the Partnership's standard form of equipment lease ("BBI Lease") commencing August 1, 1997. The lease term is 84 months and the minimum annual rent is $163,262 payable in monthly installments of $13,605.20. The annual rent remains fixed for the entire BBI Lease term. All obligations under the BBI Lease are unconditionally guaranteed by Breckenridge Holding Company, a Colorado corporation. At the end of the BBI Lease term, upon at least 90 days prior irrevocable notice to the Partnership, BBI may purchase the Breckenridge Equipment for $1.00.

       Burger King Equipment, Colonial Heights, Virginia: On July 25,1997, the Partnership made an initial disbursement of $30,600 for restaurant equipment to be used in the operation of a Burger King restaurant, located at 401 Southpark Blvd., Colonial Heights, Virginia ("Burger King Equipment"). The final disbursement was made on November 1, 1997. The Burger King Equipment was acquired from various vendors for a total cost of $282,327 and leased to Virginia QSC, LLC, a Delaware limited liability company dba Burger King ("Virginia QSC"). Virginia QSC owns and operates the Burger King restaurant under a franchise agreement.

       The Partnership and Virginia QSC entered into a Progress Payment Agreement dated July 15, 1997, ("Agreement") whereby the Partnership provided disbursements of down payments and interim payments to pay approved costs associated with the purchase of the Burger King Equipment. Virginia

QSC paid to the Partnership a daily progress rental payment for each day that any down payment and/or interim payment remained outstanding. The daily progress payment was equal to .00031944 times the total amount outstanding and was paid from July 25, 1997 to October 22, 1997. By October 22, 1997, all of the Burger King Equipment had been delivered, installed, and accepted by Virginia QSC.

       The Partnership and Virginia QSC entered into the Partnership's standard form of equipment lease (the "Virginia QSC Lease") dated July 15, 1997 and amended October 22, 1997 and November 1, 1997. The base lease term is 84 months and commenced on November 1, 1997. Under the terms of the Virginia QSC Lease, the minimum annual rent is $58,340 and is payable in monthly installments of $4,862. The annual rent remains fixed for the entire Virginia QSC Lease term. All obligations under the Virginia QSC Lease are jointly and severally unconditionally guaranteed by Justin Hathaway, Steven Porath and Alan Buford, each of whom is a member of Virginia QSC. At the end of the Virginia QSC Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Virginia QSC may purchase the Burger King Equipment for $1.00.

       KFC Equipment, Greensburg, Pennsylvania: On October 15,1997, the Partnership acquired restaurant equipment to be used in the operation of a KFC restaurant, located at 975 E. Pittsburgh Street, Greensburg, Pennsylvania (the "KFC Equipment"). The KFC Equipment was acquired from various vendors for a total cost of $231,021 and leased to Morgan's Restaurants of Pennsylvania, Inc., a Pennsylvania corporation dba KFC Restaurant ("Morgan's"). Morgan's owns and operates the KFC restaurant under a franchise agreement.

       The Partnership and Morgan's entered into the Partnership's standard form of equipment lease (the "Morgan's Lease") commencing on October 15, 1997. The lease term is 84 months and the minimum annual rent is $45,188 payable in monthly installments of $3,766. The annual rent remains fixed for the entire Morgan's Lease term. All obligations under the Morgan's Lease are unconditionally guaranteed by Morgan's Foods, Inc., an Ohio corporation and parent company of Morgan's. At the end of the Morgan's Lease term, upon at least 90 days prior irrevocable notice to the Partnership, Morgan's may purchase the KFC Equipment for $1.00.

Property and Equipment Acquisitions-General

       With respect to each of the Properties, an affiliate of the Managing General Partner (i) considered factors such as the potential value of the site, the financial condition and business and operating history of the tenant, and demographic data for the area in which the Property is located, (ii) analyzed demographic, geographic and market diversification data for the area in which each Property is located and reviewed an independent MAI appraisal of each Property and the analysis regarding comparable properties contained therein, and
(iii) negotiated the purchase price.

       The Partnership purchased each Property and Equipment package with cash from Offering proceeds. It is anticipated that each such Property and Equipment package will be leveraged as provided for in the Prospectus. However, the Partnership presently does not have a financing commitment. With respect to each of the Properties and the Equipment packages, the General Partners believe that the amount of insurance carried by each lessee is adequate. With respect to all Equipment leases, each provides that the lessee is responsible for all expenses related to the Equipment including taxes, insurance, maintenance and repair costs.

       Properties will be selected for acquisition based on an examination and evaluation by the General Partners or an Affiliate of the potential value of the site, the financial condition and business history of the proposed lessee, the demographics of the area in which the Property is located or to be located, the proposed purchase price and lease terms, geographic and market diversification, and potential operating results. Similar analysis will be utilized in selecting Equipment. In certain cases, the Partnership may become a co-venturer or general partner in a joint venture or general partnership which will own a Property or Equipment. (See discussion below.) The Partnership may also acquire Property through the acquisition of substantially all of the interests of an entity which in turn owns a Property. The Partnership may participate in sale-leaseback transactions, but expects to do so only with respect to Properties and then only when the Property has an established track record. The Partnership anticipates that only fee interests in real property will be acquired, although other interests (including acquisitions of buildings, with the underlying land being subject to a long-term ground lease) may be acquired if it is deemed to be advantageous to the Partnership. In each such case, the Partnership's cost to purchase an interest in such Property and/or Equipment would decrease and the total number of Properties and/or Equipment which the Partnership would be able to acquire will increase.

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

       The terms and conditions of any lease entered into by the Partnership with regard to a tenant may vary substantially from those described herein. However, all of the leases will be Triple Net, which means that the lessee will be required to pay all real estate and other taxes and assessments, utilities, insurance and cost of maintenance and repairs, or Double Net leases, which differs from a Triple Net Lease only in that the Partnership is responsible for the maintenance of the exterior walls and roof of the Property.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the Partnership's most recent fiscal year covered by this report. However, the Partnership intends to solicit the approval of the Limited Partners for the sale of the general partnership interest held by the General Partners to Captec Net Lease Realty, Inc., an Affiliate of the General Partners. The transfer of such general partnership interests is subject to the approval of the majority of the Limited Partners, and the Limited Partners will receive notice of and an opportunity to approve any transfer of the general partnership interests.

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

       At December 31, 1997, the Partnership had 15,391.986 Units issued and outstanding and 911 limited partners.

ITEM 6.     SELECTED FINANCIAL DATA.
                             SELECTED FINANCIAL DATA

                                                                Year Ended
                                                               December 31,
                                                                   1997
                                                              -------------
STATEMENTS OF OPERATIONS DATA:
Operating revenue:
   Rental income                                              $    295,367
   Finance income                                                  201,314
                                                              ------------
             Total operating revenue                               496,681
                                                              ------------
Operating costs and expenses:
   Depreciation                                                     32,988
   General and administrative                                       31,296
                                                              ------------
             Total operating costs and expenses                     64,284
                                                              ------------
             Income from operations                                432,397
                                                              ------------
Other income:
   Interest income                                                  92,048
   Other                                                             1,598
                                                              ------------
             Total other income                                     93,646
                                                              ------------

Net income                                                         526,043

Net income allocable to general partners                             5,260
                                                              ------------

Net income allocable to limited partners                      $    520,783
                                                              ============

Net income per limited partnership unit                       $      74.10
                                                              ============

Weighted average number of limited partnership
   units outstanding                                                 7,028
                                                              ============

OTHER DATA:
Cash flows from operating activities                          $    579,235
Cash flows from investing activities                          $ (8,677,520)
Cash flows from financing activities                          $ 13,106,479


                                                              December 31,
BALANCE SHEET DATA:                                               1997
                                                              ------------
Cash and cash equivalents                                     $  5,008,194
Investment in property under leases                           $  8,644,533
Total assets                                                  $ 13,731,578
Total liabilities                                             $    179,058
Total partners' capital                                       $ 13,552,520

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF ORGANIZATION.

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

Liquidity and Capital Resources

         The Partnership commenced the Offering of up to 30,000 Units registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11 which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the Minimum Number of Units on March 5, 1997 and immediately commenced operations.

         As of December 31, 1997, the Partnership had accepted subscriptions for 15,392 Units and funds totaling $15,380,902. After payment of $1,995,825 in offering expenses, net proceeds available for investment from sale of the units totaled $13,385,077. The Partnership had purchased five Properties for a total of $5,838,857 and nine Equipment packages for $3,051,499. At December 31, 1997, the Partnership had approximately $4.5 million of uninvested capital and approximately $5 million invested in interest bearing cash accounts.

         As of December 31, 1997, the Partnership's investments were allocated approximately 66% to Properties and 33% to Equipment. This allocation is expected to change as additional Properties and Equipment are acquired. The final asset mix allocation is expected to be at least 75% and not more than 90% Properties and up to 25% but not less than 10% Equipment.

         As of March 25, 1998, the Partnership had accepted subscriptions for 19,827.488 Units and funds totaling $19,827,488. The Partnership intends to raise an additional $10,172,512 in capital from the sale of 10,172.512 Units. The univested capital and the proceeds from the offering received during 1998, will be utilized to acquire Properties and Equipment.

         Once the proceeds from the offering have been invested, the Partnership expects to obtain leverage of up to 35% of the sum of gross proceeds and the aggregate amount of Partnership indebtedness secured by Partnership assets (approximately 40% of the aggregate purchase prices of Partnership assets). Such leverage, when incurred, will provide additional funds to be used by the Partnership to purchase additional Properties and Equipment. Presently, the Partnership does not have a financing commitment for this leverage.

         The Partnership has invested some of its funds in liquid assets until such time as the funds can be invested in Property and Equipment. Once substantially all of the Partnership's funds have been invested as intended, the Partnership expects that only limited amounts of liquid assets will be required since the form of lease which it intends to use for its Properties and Equipment will require lessees to pay all taxes and assessments, maintenance and repairs items (except, with respect to Double Net Properties, costs associated with the maintenance and repairs of the exterior walls and roof of the Property) and insurance premiums, including casualty insurance. The General Partners expect that the cash flow generated by the Properties and Equipment will be adequate to pay operating expenses and provide distributions to Limited Partners.


Results of Operations.

         The Partnership commenced operation in March of 1997, therefore, there is no comparative information provided below for the prior year. Furthermore, the information provided below should be read with the understanding that 1997 does not reflect a full twelve month period. In addition, the Partnership is in the process of raising funds through the Offering and does not have all the capital invested.

         For the year ended December 31, 1997, the Partnership earned revenues totaling approximately $590,000. Revenues for the year ended December 31, 1997, were comprised of approximately $295,000 of rental income from operating leases, $201,000 of financing income from financing leases and $94,000 of other income which includes approximately $92,000 interest earned on the Partnership's bank accounts.

         For the year ended December 31, 1997, the Partnership incurred expenses totaling approximately $64,000. Expenses for the year ended December 31, 1997, were comprised of approximately $32,000 of depreciation on buildings leased under operating leases and $32,000 of general and administrative expenses.

         For the year ended December 31, 1997, the Partnership earned net income of approximately $526,000. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. The Partnership's net assets and liabilities as reported in its financial statements exceeds tax basis by $273,000, as of December 31, 1997.

         During the year ended December 31, 1997, the Partnership made distributions to limited partners totaling $358,900. Approximately $92,000 is interest from the Partnership's bank accounts and the remaining $266,900 is cash flow form operations.

         The Partnership anticipates increased income in 1998 as a result of the anticipated purchase of additional Properties and Equipment. In addition, the Partnership expects as well, a proportionate increase in expenses due to the effects of the purchase of additional Properties subject to triple or double net leases and the resulting additional depreciation expense therefrom, and the corresponding increase in general and administrative expense related to the growth of the investment in such assets.

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

       The following is a list of the executive officers and directors of the Managing General Partner as of December 31, 1997:

         Name           Age            Position
         ----           ---            --------
Patrick L. Beach        41             Chairman of the Board of Directors,
                                       President and Chief Executive Officer

W. Ross Martin          37             Director, Senior Vice President,
                                       Treasurer and Chief Financial Officer

       Patrick L. Beach has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Managing General Partner since 1996. Mr. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Captec Group, Captec Franchise Capital Corporation II ("Captec II"). and Captec Franchise Capital Corporation III ("Captec III"). Captec II and Captec III are Michigan corporations which serve as the Managing General Partner of Captec Franchise Capital Partners L.P. II and Captec Franchise Capital Partners L.P. III, respectively, both of which are limited partnerships with investment objectives similar to the Partnership. From 1977 until 1980 he was employed by the HydraMatic Division of General Motors Corp., where he served in various manufacturing related positions. From March 1980 until February 1981 he served as Production Manager for Quick Industries, Inc. of Jackson, Michigan with responsibility for purchasing and production management for five plastics manufacturing plants in five states. In February 1981, Mr. Beach resigned from his previous position to found the Captec Group. He is responsible for the day to day management of the Captec Group and its Affiliates. From 1986 to 1990, Mr. Beach also served as Chairman of Wendy's of San Diego, Inc., a 27-unit franchisee of Wendy's International. In 1990, Mr. Beach sold his interest in Wendy's of San Diego, Inc. and resigned as Chairman of the Board. Approximately twenty-two months thereafter, Wendy's of San Diego, Inc. filed for protection under Chapter 11 of the Bankruptcy Code. From 1989 to 1991 Mr. Beach served as Chairman and President of Illiana Printing, Inc., the master franchisor for American Speedy Printing Centers, Inc. in the states of Illinois and Indiana.

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

       See "Item 13. Certain Relationships and Related Transactions."


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       To the best knowledge of the Partnership, as of December 31, 1997 no person known by the Partnership, beneficially owned more than 5% of the outstanding Units.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


       During 1997, Captec Financial Group, Inc., the parent of the Managing General Partner and of which Mr. Patrick Beach is a director, officer and majority shareholder and affiliates of Captec Financial Group, Inc. (the "Captec Group") received Acquisition Fees from the Partnership in an amount equal to $341,936, and expects to receive an additional fee of $102,000 from the Partnership after leveraging the Partnership's assets as provided for in the Prospectus, for services rendered in connection with the selection, evaluation and acquisition of the Property, as provided in the Partnership Agreement. In addition, the Captec Group also received commitment fees paid by the tenants and lessees during 1997 totaling $85,000. Commitment fees are paid by third parties and are generally 1%-2% of the purchase price of the assets. All of the expenses incident to the closing of the transactions including, without limit, the Partnership's attorney's fees, title insurance premiums, recording fees and expenses and transfer taxes are paid from amounts received as Acquisition Fees or by the lessee.

       The General Partners believe that the Asset Management Agreement entered into between the Partnership and the Captec Group is on terms no less favorable to the Partnership than those customary for similar services by independent firms in the relevant geographic area. The property management agreement provides for termination by a majority vote of the Limited Partners, without penalty, upon 60 days prior written notice. During 1997, $6,297 was paid or incurred by the Partnership in Asset Management Fees.

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

       The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partners or any of their affiliates have not and will not be the result of arm's-length negotiations although the General Partners believe that such agreements and arrangements will approximate those which would be arrived at through arm's-length negotiations. While the Partnership will make no loans to the General Partners or their affiliates, the Partnership may borrow money from the General Partners or their affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose. The General Partners and their affiliate's are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees), who may deal with the Partnership, although there are no present arrangements with respect thereto. However, the Partnership Agreement prohibits receipt of rebates or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

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

   99.1 Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 333-9371.)


       (b) Reports on Form 8-K:

       The Partnership filed one report on Form 8-K during the quarter ended December 31, 1997. (Incorporated by reference from Registrant's SEC File No. 333-9371, filed October 16, 1997).



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

       No annual report to security holders covering the Partnership's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been nor will be sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS





          CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV              PAGE


          REPORT OF INDEPENDENT ACCOUNTANTS                  F(a) - 1

          FINANCIAL STATEMENTS:

               Balance Sheet                                 F(a) - 2

               Statement of Operations                       F(a) - 3

               Statement of Changes in Partners' Capital     F(a) - 4

               Statement of Cash Flows                       F(a) - 5

               Notes to Financial Statements                 F(a) - 6




          CAPTEC FRANCHISE CAPITAL CORPORATION IV                PAGE


          REPORT OF INDEPENDENT ACCOUNTANTS                  F(b) - 1

          FINANCIAL STATEMENTS:

               Balance Sheet                                 F(b) - 2

               Statement of Operations                       F(b) - 3

               Statement of Changes in Stockholder's Equity  F(b) - 4

               Statement of Cash Flows                       F(b) - 5

               Notes to Financial Statements                 F(b) - 6

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Franchise Capital Corporation IV
Managing General Partner of
Captec Franchise Capital Partners L.P. IV:

We have audited the accompanying balance sheet of Captec Franchise Capital Partners L.P. IV as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting financial statement amounts and disclosures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. IV as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand

Detroit, Michigan
March 14, 1998

                                    F(a) - 1

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                 BALANCE SHEET
                           December 31, 1997 and 1996



                                                                   1997                1996
                                                            ----------------       -----------
                                   ASSETS

Cash and cash equivalents                                   $      5,008,194       $       -
Investment in property under leases:
   Operating leases, net                                           5,805,870               -
   Financing leases, net                                           2,838,663               -
Prepaid expenses                                                         -                 339
Accounts receivable                                                    3,487               -
Unbilled rent                                                         25,983               -
Due from related parties                                              49,381               -
                                                            ----------------       -----------
    Total assets                                            $     13,731,578       $       339
                                                            ================       ===========


                       LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable                                         $         49,375       $       -
   Due to related parties                                            129,683               -
   Overdraft                                                             -                  39
                                                            ----------------       -----------

    Total liabilities                                                179,058                39
                                                            ----------------       -----------

Partners' Capital:
Limited partners' capital accounts                                       -                 100
General partners' capital accounts                                       -                 200
                                                            ----------------       -----------

    Total partners' capital                                              -                 300
                                                            ----------------       -----------

    Total liabilities & partners' capital                   $        179,058       $       339
                                                            ================       ===========



The accompanying notes are an integral part of the financial statements.


                                    F(a) - 2

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF OPERATIONS
                 for the years ended December 31, 1997 and 1996



                                                                             1997             1996
Operating revenue:
   Rental income                                                       $    295,367      $       -
   Finance income                                                           201,314              -
                                                                       ------------      ------------

        Total operating revenue                                             496,681              -
                                                                       ------------      ------------

Operating costs and expenses:
   Depreciation                                                              32,988              -
   General and administrative                                                31,296              -
                                                                       ------------      ------------

        Total operating costs and expenses                                   64,284              -
                                                                       ------------      ------------

        Income from operations                                              432,397              -
                                                                       ------------      ------------

Other income:
   Interest income                                                           92,048              -
   Other                                                                      1,598              -
                                                                       ------------      ------------

        Total other income                                                   93,646              -
                                                                       ------------      ------------

Net income                                                                  526,043              -

Net income allocable to general partners                                      5,260              -
                                                                       ------------      ------------

Net income allocable to limited partners                               $    520,783      $       -
                                                                       ============      ============

Net income per limited partnership unit                                $      74.10      $       -
                                                                       ============      ============

Weighted average number of limited partnership
   units outstanding                                                          7,028              -
                                                                       ============      ============



The accompanying notes are an integral part of the financial statements.


                                    F(a) - 3

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 for the years ended December 31, 1997 and 1996



                                                       Limited             Limited                General             Total
                                                      Partners'           Partners'              Partners'          Partners'
                                                        Units             Accounts                Accounts           Capital
                                                     -----------       --------------           -----------       --------------
Balance July 30, 1996                                        -         $          100           $       200       $          300

Net income                                                   -                    -                     -                    -
                                                     -----------       --------------           -----------       --------------

Balance, December 31, 1996                                   -                    100                   200                  300

Issuance of 15,392 limited partnership
units, net                                                15,392           13,385,077                                 13,385,077

Distributions - ($23.32 per unit)                            -               (358,900)                  -               (358,900)

Net income                                                   -                520,783                 5,260              526,043
                                                     -----------       --------------           -----------       --------------

Balance, December 31, 1997                                15,392       $   13,547,060           $     5,460       $   13,552,520
                                                     ===========       ==============           ===========       ==============



The accompanying notes are an integral part of the financial statements.



                                    F(a) - 4

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF CASH FLOWS
                 for the year ended December 31, 1997 and 1996



                                                                                  1997                   1996
                                                                            ----------------        ---------------
Cash flows from operating activities:
   Net Income                                                               $        526,043        $           -
   Adjustments to net income:
        Depreciation                                                                  32,987                    -
        Decrease (increase) in prepaids                                                  339                   (339)
        Increase in unbilled rent                                                    (25,983)                   -
        Increase in accounts receivable                                               (3,487)                   -
        Increase in  accounts payable                                                 49,336                     39
                                                                            ----------------        ---------------

Net cash provided by operating activities                                            579,235                   (300)
                                                                            ----------------        ---------------

Cash flows from investing activities:
   Purchase of real estate for operating leases                                   (5,838,857)                   -
   Purchase of equipment for financing leases                                     (3,051,499)                   -
   Reduction of net investment in financing leases                                   212,836                    -
                                                                            ----------------        ---------------

Net cash used in investing activities                                             (8,677,520)                   -
                                                                            ----------------        ---------------

Cash flows from financing activities:
   (Increase) in due from related parties                                            (49,381)                   -
   Increase in due to related parties                                                129,683                    -
   Issuance of limited partnership units                                          15,380,902                    -
   Offering costs                                                                 (1,995,825)                   -
   Distributions to limited partners                                                (358,900)                   -
                                                                            ----------------        ---------------

Net cash provided by financing activities                                         13,106,479                    -
                                                                            ----------------        ---------------

Net (decrease) increase in cash and cash equivalents                               5,008,194                   (300)

Cash and cash equivalents, beginning of period                                           -                      300
                                                                            ----------------        ---------------

Cash and cash equivalents, end of period                                    $      5,008,194        $           -
                                                                            ================        ===============


The accompanying notes are an integral part of the financial statements.



                                    F(a) - 5

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

    Captec Franchise Capital Partners L.P. IV (the "Partnership"), a Delaware limited partnership, was organized on July 23, 1996 for the purpose of acquiring income-producing commercial real properties and equipment leased on a "triple net" or "double net" basis, primarily to operators of national and regional chain franchised fast food and family style restaurants, as well as other national and regional retail chains.

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

    The Partnership commenced a public offering of limited partnership interests ("Units") on December 31, 1996. A minimum of 2,000 Units and a maximum of 30,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on March 5, 1997, at which time funds totaling $2,015,500 were released from escrow and the Partnership immediately commenced operations. At December 31, 1997, the Partnership had accepted subscriptions for 15,392 Units, and funds totaling $15,380,902.

    The initial Limited Partner of the Partnership was Patrick L. Beach. As of December 31, 1996, Mr. Beach had contributed $100 to the capital of the Partnership and had received 0.1 Unit. During 1997, upon admission to the Partnership of other Limited Partners, the initial Limited Partner may withdraw from the Partnership, and his 0.1 Unit shall be redeemed for $100.

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


    Following is a summary of the Partnership's significant accounting policies:

    A. CASH EQUIVALENTS: The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


                                    F(a) - 6

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS

1.  THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED:

    B. RENTAL INCOME FROM OPERATING LEASES: The Partnership's operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent.

    C. LAND AND BUILDING SUBJECT TO OPERATING LEASES: Land and buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years).

    D. NET INVESTMENT IN FINANCING LEASES: Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

    E. NET INCOME PER LIMITED PARTNERSHIP INTEREST: Net income per limited partnership interest is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners' allocable share of the net income.

    F. INCOME TAXES: No provision for income taxes is included in the accompanying financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns.

    G. ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Distributions of cash flow from operations are paid quarterly in arrears.


                                    F(a) - 7

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS:

    Organization and offering expenses, excluding selling commissions, are paid initially by the General Partners and/or their affiliates and are reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the Sponsor and/or its affiliates are paid a non-accountable expense allowance by the Partnership in an amount equal to two percent (2%) of the gross proceeds of the offering. The Sponsor and/or its affiliates were reimbursed $710,310 during the twelve month period ended December 31, 1997. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts.

    The Partnership paid to Participating Dealers, including affiliates of the general partners, selling commissions in an amount equal to eight percent (8%) of the purchase price of all Units placed by them directly. An additional one percent (1%) of the purchase price was paid to Participating Dealers on all Units placed by them until the minimum number of Units were sold (2,015.5). The additional one percent (1%) was paid out of the non-accountable expense allowance. There were $1,223,946 of selling commissions paid or incurred during the twelve month period ended December 31, 1997. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts. The Sponsor has also guaranteed payment of organization and offering expenses which exceed 13%, including selling commissions, of the gross proceeds of the offering.

    An acquisition fee is charged, not to exceed the lesser of: (i) four percent (4%) of gross proceeds plus an additional .0677% for each 1% of indebtedness incurred in acquiring properties and/or equipment but in no event will acquisition fees exceed five percent (5%) of the aggregate purchase prices of properties and equipment; or (ii) compensation customarily charged in arm's length transactions by others rendering similar services. The Partnership paid the Sponsor $341,936 in acquisition fees during the twelve month period ended December 31, 1997, and expects to pay an additional $68,351 once the Partnership has obtained the maximum leverage. Of this amount $117,365 was capitalized into net investment in financing leases and $224,571 was capitalized into land and building subject to operating leases.

    The Partnership has entered into an asset management agreement with the Sponsor and its affiliates, whereby the Sponsor provides various property and equipment management services for the Partnership.

    A subordinated asset management fee is charged, in an amount equal to one percent (1%) of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of ten percent (10%) per annum on their Adjusted Investment. There was $6,297 paid or incurred to the General Partners during the twelve month period ended December 31, 1997.

                                    F(a) - 8

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


3.  RELATED PARTY TRANSACTIONS AND AGREEMENTS, CONTINUED:

    An equipment liquidation fee limited to the lesser of three percent (3%) of the sales price or customary fees for similar services will be paid in conjunction with asset liquidation services. There were no equipment liquidations during the twelve month period ended December 31, 1997.

    The Partnership Agreement provides for the Sponsor to receive a real estate liquidation fee limited to the lesser of three percent (3%) of the gross sales price or fifty percent (50%) of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, non-compounded return of ten and one-half percent (10.5%) per annum, cumulative non-compounded preferred return on their Adjusted Investment capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. There were no real estate liquidations during the twelve month period ended December 31, 1997.

    The Partnership has agreed to indemnify the Sponsor and their affiliates against certain costs paid in settlement of claims which might be sustained by them in connection with the Partnership. Such indemnification is limited to the assets of the Partnership and not the limited partners.


4.  LAND AND BUILDING SUBJECT TO OPERATING LEASES:

    The net investment in operating leases as of December 31, 1997 is comprised of the following:


                   Land                           $2,676,582
                   Building and improvements       3,162,276
                                                  ----------

                                                   5,838,858
                   Less accumulated depreciation     (32,988)
                                                  ----------

                   Total                          $5,805,870
                                                  ==========

    The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 1997.


                   1998                            $  607,570
                   1999                               607,570
                   2000                               611,235
                   2001                               616,366
                   2002                               632,662
                   Thereafter                       6,180,051
                                                   ----------

                   Total                           $9,255,454
                                                   ==========




                                    F(a) - 9

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS


5.  NET INVESTMENT IN FINANCING LEASES:

    The net investment in financing leases as of December 31, 1997 is comprised of the following:

                 Minimum lease payments to be received  $3,714,592
                 Estimated residual value                   81,372
                                                        ----------

                 Gross investment in financing leases    3,795,964
                 Less unearned income                     (957,301)
                                                        ----------

                 Net investment in financing leases     $2,838,663
                                                        ==========

    The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 1997:

                 1998                                   $  640,331
                 1999                                      639,982
                 2000                                      639,982
                 2001                                      639,982
                 2002                                      514,635
                 Thereafter                                639,680
                                                        ----------

                 Total                                  $3,714,592
                                                        ==========

6.  SUBSEQUENT EVENT:

    Based upon the results of operations for the three month period ended December 31, 1997, the Partnership will distribute $350,000, of which $284,706 was distributed to its limited partners on January 15, 1998 and the remaining $65,294 will be distributed to those limited partners who elected to receive distributions on a monthly basis on February 13, 1998 and March 13, 1998.


                                   F(a) - 10

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Franchise Capital Corporation IV:


We have audited the accompanying balance sheet of Captec Franchise Capital Corporation IV as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting financial statement amounts and disclosures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Corporation IV as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand

Detroit, Michigan
March 14, 1998






                                    F(b) - 1

                    CAPTEC FRANCHISE CAPITAL CORPORATION IV
                                 BALANCE SHEET
                           December 31, 1997 and 1996




                                                                                1997                1996
                                                                          --------------       ------------
                                      ASSETS

Cash                                                                      $        1,748       $      1,407
Investment in partnership                                                          2,730                100
Reimbursable organizational & offering expenses, net                              15,594             29,048
Receivable from affiliate                                                         19,766              1,697
Other assets                                                                      15,005             16,038
                                                                          --------------       ------------

Total assets                                                              $       54,843       $     48,290
                                                                          ==============       ============

                         LIABILITIES & STOCKHOLDERS' EQUITY

Total liabilities:
   Accounts payable                                                       $       51,213       $     37,022
   Payable to affiliates                                                               -             10,268
   Income tax payable                                                                894                -
                                                                          --------------       ------------

Total liabilities                                                                 52,107             47,290
                                                                          --------------       ------------

Stockholders' equity:
Common stock, no par value; 60,000 shares authorized,
   1,000 shares issued and outstanding                                               -                  -
Paid-in capital                                                                    1,000              1,000
Retained earnings                                                                    -                  -
                                                                          --------------       ------------

Total stockholders' equity                                                         1,000              1,000
                                                                          --------------       ------------

Total liabilities & stockholders' equity                                  $       53,107       $     48,290
                                                                          ==============       ============



The accompanying notes are an integral part of the financial statements.



                                    F(b) - 2

                    CAPTEC FRANCHISE CAPITAL CORPORATION IV
                            STATEMENT OF OPERATIONS
                 for the years ended December 31, 1997 and 1996



                                                                1997               1996
                                                            ------------       ------------
Investment income from partnership                          $      2,630       $       -
                                                            ------------       ------------

        Net income before taxes                                    2,630               -

Income tax provision                                                 894               -
                                                            ------------       ------------

        Net income                                          $      1,736       $       -
                                                            ============       ============



The accompanying notes are an integral part of the financial statements.


                                    F(b) - 3

                    CAPTEC FRANCHISE CAPITAL CORPORATION IV
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 for the years ended December 31, 1997 and 1996





                                                     COMMON             PAID-IN           RETAINED
                                                     STOCK              CAPITAL           EARNINGS             TOTAL
                                                 -------------       ------------       ------------       ------------
Balance, January 1, 1996                         $         -         $      1,000       $        -         $      1,000

Net Income                                                 -                  -                  -                  -
                                                 -------------       ------------       ------------       ------------

Balance, December 31, 1996                                 -                1,000                -                1,000

Net income                                                 -                  -                1,736              1,736
                                                 -------------       ------------       ------------       ------------

Balance, December 31, 1997                       $         -         $      1,000       $      1,736       $      2,736
                                                 =============       ============       ============       ============





                                    F(b) - 4

                    CAPTEC FRANCHISE CAPITAL CORPORATION IV
                            STATEMENT OF CASH FLOWS
                 for the years ended December 31, 1997 and 1996


                                                                                                     1997              1996
                                                                                                 ------------      ------------
Cash flows from operating activities:
   Net income                                                                                    $      1,736      $        -
   Adjustments to net income:
      Undistributed income from partnership                                                            (2,630)             (100)
      Increase in income tax payable                                                                      894               -
      Decrease (increase)  in other assets                                                              1,033           (16,038)
      Increase in accounts payable                                                                     14,191            37,022
                                                                                                 ------------      ------------

Net cash provided by operating activities                                                              15,224            20,884
                                                                                                 ------------      ------------


Cash flows from financing activities:
   Issuance of common stock                                                                               -               1,000
   Decrease in reimbursable offering expense and payable to affiliate, net                            (14,883)          (20,477)
                                                                                                 ------------      ------------


Net cash provided by financing activities                                                             (14,883)          (19,477)
                                                                                                 ------------      ------------

Net increase (decrease) in cash                                                                           341             1,407

Cash, beginning of year                                                                                 1,407               -
                                                                                                 ------------      ------------

Cash, end of period                                                                              $      1,748      $      1,407
                                                                                                 ============      ============



The accompanying notes are an integral part of the financial statements.


                                    F(b) - 5

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

    The Partnership undertook a public offering of limited partnership interests ("Units") in 1997. A minimum of 2,000 Units and a maximum of 30,000 Units, priced at $1,000 per Unit, will be offered on a "best efforts, part or none" basis. As of December 31, 1997, the Partnership had accepted subscriptions for 15,380.902 Units and funds totaling $15,380,902.

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

    C. RECLASSIFICATIONS: Certain 1996 financial statement amounts have been reclassified to conform to the 1997 presentation.

                                    F(b) - 6

                    CAPTEC FRANCHISE CAPITAL CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS


2.  OPERATIONS:

    The Corporation's only source of revenue in 1997 and 1996 was from its investment in the Partnership. See the accompanying financial statements of the Partnership.

3.  RELATED PARTY TRANSACTIONS:

    Organization and offering expenses related to the offering of Units are prepaid by the Corporation and reimbursed by the Partnership in an amount equal to up to three percent (3%) of the gross proceeds of the offering (less any amounts paid directly by the Partnership). The Corporation is also reimbursed by the Partnership for a non-accountable expense allowance in an amount equal to two percent (2%) of the gross proceeds of the offering. During 1997 the Corporation was reimbursed indirectly through payments made in the amount of $500,699 by LP IV to Captec on behalf of the Corporation.

    The Corporation receives advances from Captec in order to have sufficient funds for the prepayment of organization and offering and non-accountable expenses made on behalf of the Partnership. As the Corporation receives reimbursements of such prepaid expenses, the advances to Captec are repaid.



                                    F(b) - 7

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

                              CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                              By: Captec Franchise Capital Corporation IV, Managing General Partner


                              By:   /s/  Patrick L. Beach
                                   ------------------------------
                                   Patrick L. Beach
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer

                              Date:   March 31, 1998


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/  Patrick L. Beach
       ------------------------------
       Patrick L. Beach
       Chairman of the Board of Directors,
       President and Chief Executive Officer

Date:  March 31, 1998


By:     /s/  W. Ross Martin
       ------------------------------
       W. Ross Martin
       Director,  Sr. Vice President,
       Treasurer and Chief Financial Officer

Date:  March 31, 1998

                                INDEX TO EXHIBITS


Exhibit 27

         Financial Data Schedule

Exhibit 99.1

         Pages 35-42 of the final Prospectus                               E-1