Form 10-Q
period 1998-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1998-05-15
CIK 1020157

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      March 31, 1998
                               ----------------------------------------------
                                      OR
[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                 to
                               ---------------    ---------------

COMMISSION FILE NUMBER:                     333-9371
                       -------------------------------------------------------
                    Captec Franchise Capital Partners L.P. IV
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                    38-3304095
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Not Applicable.
                                            --------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not Applicable
                                            --------------

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                              INDEX TO FORM 10-Q


PART I     FINANCIAL INFORMATION                                                               Page


Item 1.    Balance Sheet, March 31, 1998 and December 31,1997.....................................1

           Statement of Operations for the three month periods
           ended March 31, 1998 and 1997..........................................................2

           Statement of Changes in Partners' Capital for the three month period ended March 31, 1998 ..................................................................3

           Statement of Cash Flows for the three month periods
           ended March 31, 1998 and 1997..........................................................4

           Notes to Financial Statements..........................................................5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..............................................................7


PART II    OTHER INFORMATION......................................................................10

SIGNATURES........................................................................................11

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                  BALANCE SHEET



                                                                                           MARCH 31,              DECEMBER 31,
                                                                                             1998                    1997
                                                                                         ------------            -------------
                                                                                          (Unaudited)
                                                      ASSETS
Cash and cash equivalents                                                                 $  7,349,667        $  5,008,194
Investment in property under leases:
   Operating leases, net                                                                     6,199,447           5,805,870
   Financing leases, net                                                                     4,137,800           2,838,663
Accounts receivable                                                                             16,006               3,487
Unbilled rent                                                                                   33,383              25,983
Due from related parties                                                                        83,878              49,381
                                                                                          ------------        ------------
    Total assets                                                                          $ 17,820,181        $ 13,731,578
                                                                                          ============        ============


                                          LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable                                                                           $ 46,563            $ 49,375
   Due to related parties                                                                      160,369             129,683
                                                                                          ------------        ------------

    Total liabilities                                                                          206,932             179,058
                                                                                          ------------        ------------
Partners' Capital:
Limited partners' capital accounts                                                          17,604,785          13,547,060
General partners' capital accounts                                                               8,464               5,460
                                                                                          ------------        ------------

    Total partners' capital                                                                 17,613,249          13,552,520
                                                                                          ------------        ------------

    Total liabilities & partners' capital                                                 $ 17,820,181        $ 13,731,578
                                                                                          ============        ============



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF OPERATIONS
              for the three months ended March 31, 1998 and 1997
                                  (Unaudited)



                                                                               1998                               1997
                                                                         --------------                     --------------
Operating revenue:
   Rental income                                                           $   177,783                      $      6,486
   Finance income                                                               90,322                             6,101
                                                                           -----------                      ------------

                     Total operating revenue                                   268,105                            12,587
                                                                           -----------                      ------------
Operating costs and expenses:
   Depreciation                                                                 19,764                                -
   General and administrative                                                   27,769                             2,817
                                                                           -----------                      ------------

                     Total operating costs and expenses                         47,533                             2,817
                                                                           -----------                      ------------

                     Income from operations                                    220,572                             9,770
                                                                           -----------                      ------------
Other income:
   Interest income                                                              79,819                            10,461
                                                                           -----------                      ------------

                     Total other income                                         79,819                            10,461
                                                                           -----------                      ------------

Net income                                                                     300,391                            20,231

Net income allocable to general partners                                         3,004                               202
                                                                           -----------                      ------------

Net income allocable to limited partners                                   $   297,387                      $     20,029
                                                                           ===========                      ============

Net income per limited partnership unit                                    $     16.99                      $      14.59
                                                                           ===========                      ============

Weighted average number of limited partnership
   units outstanding                                                            17,508                             1,373
                                                                           ===========                      ============



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL for the three months ended March 31, 1998
                                  (Unaudited)



                                                          Limited        Limited                General                 Total
                                                         Partners'      Partners'              Partners'              Partners'
                                                           Units         Accounts               Accounts               Capital
                                                       ------------   -------------           -----------            -----------

Balance, January 1, 1998                                15,392         13,547,060                5,460                13,552,520

Issuance of 4,720 limited partnership
units, net                                               4,720          4,110,337                                      4,110,337

Distributions - ($26.26 per unit)                          -             (349,999)                 -                    (349,999)

Net income                                                 -              297,387                3,004                   300,391
                                                        ------       ------------              -------              ------------

Balance, March 31, 1998                                 20,112       $ 17,604,785              $ 8,464              $ 17,613,249
                                                        ======       ============              =======              ============




The accompanying notes are an integral part of the financial statements.

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                           STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)



                                                                1998               1997
                                                                ----               ----
Cash flows from operating activities:
   Net Income                                               $   300,391         $    20,231
   Adjustments to net income:
        Depreciation                                             19,764                   -
        Increase in unbilled rent                                (7,400)                  -
        Increase in accounts receivable                         (12,519)             (4,465)
        Decrease (increase) in  accounts payable                 (2,812)             12,944
                                                            -----------         -----------

Net cash provided by operating activities                       297,424              28,710
                                                            -----------         -----------

Cash flows from investing activities:
   Purchase of real estate for operating leases                (413,342)         (1,002,560)
   Purchase of equipment for financing leases                (1,427,462)           (418,081)
   Reduction of net investment in financing leases              128,326               9,241
                                                            -----------         -----------

Net cash used in investing activities                        (1,712,478)         (1,411,400)
                                                            -----------         -----------

Cash flows from financing activities:
   Increase in due from related parties                         (34,497)            (11,904)
   Increase in due to related parties                            30,686              39,556
   Issuance of limited partnership units                      4,717,201           2,589,143
   Offering costs                                              (606,864)           (335,450)
   Distributions to limited partners                           (349,999)                 -
                                                            -----------         -----------

Net cash provided by financing activities                     3,756,527           2,281,345
                                                            -----------         -----------

Net decrease in cash and cash equivalents                     2,341,473             898,655

Cash and cash equivalents, beginning of period                5,008,194                  -
                                                            -----------         -----------

Cash and cash equivalents, end of period                    $ 7,349,667         $   898,655
                                                            ===========         ===========



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

       The Partnership commenced a public offering of limited partnership interests ("Units") on December 23, 1996. A minimum of 2,000 Units and a maximum of 30,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on March 5, 1997, and the Partnership immediately commenced operations. At March 31, 1998, the Partnership had accepted subscriptions for 20,112 Units.

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

       The balance sheet of the Partnership as of March 31, 1998 and the statements of operations and cash flows for the period ending March 31, 1998 and 1997 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results expected for the full year.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                          NOTES TO FINANCIAL STATEMENTS



2.     LAND AND BUILDING SUBJECT TO OPERATING LEASES:

       The net investment in operating leases as of March 31, 1998 is comprised of the following:


           Land                                                                       $  2,676,582
           Building and improvements                                                     3,162,275
           Construction draws on properties                                                413,342
                                                                                      ------------

                                                                                         6,252,199
           Less accumulated depreciation                                                   (52,752)
                                                                                      ------------

           Total                                                                      $  6,199,447
                                                                                      ============



3.     NET INVESTMENT IN FINANCING LEASES:

       The net investment in financing leases as of March 31, 1998 is comprised of the following:

           Minimum lease payments to be received                                      $  5,256,055
           Estimated residual value                                                        149,656
                                                                                      ------------

           Gross investment in financing leases                                          5,405,711
           Less unearned income                                                         (1,267,911)
                                                                                      ------------

           Net investment in financing leases                                         $  4,137,800
                                                                                      ============


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

        As of March 31, 1998, the Partnership had accepted subscriptions for 20,112 Units. After payment of $2,602,689 in offering expenses, net proceeds available for investment from the sale of units totaled $17,495,415. As of March 31, 1998 the partnership has purchased six properties including one property that is still in the construction phase totaling $6,252,199, and twelve equipment packages totaling $4,478,961. At March 31, 1998 the Partnership had approximately $6.8 of uninvested capital and approximately $7.0 million invested in interest bearing cash accounts.

        The Partnership intends to utilize the proceeds of the offering to acquire income-producing commercial properties and equipment leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses or retail concerns, pursuant to triple net leases or double net leases. As of March 31, 1998 the Partnership's investments were allocated approximately 58% to properties and 42% to equipment. This allocation is expected to change as additional properties and equipment are acquired. The final asset mix allocation is expected to be a least 75%, but not more than 90% properties and up to 25%, but not less than 10% equipment.

        Once the proceeds of the offering have been invested, the Partnership expects to obtain leverage of up to 35% of the sum of gross proceeds and the aggregate amount of Partnership

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         PART I - FINANCIAL INFORMATION


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

ACQUISITIONS

        During the three months ending March 31, 1998, the Partnership entered into three equipment leases with restaurant operators. The Partnership acquired the restaurant equipment related to these leases at a total cost, including acquisition fees, of $1,427,462. The partnership also acquired one real estate property under construction at an anticipated cost of $811,200. The Partnership purchased the real estate property subject to a lease with an operator of an Arby's franchise. The Partnership funded $413,342 through March 31, 1998 related to this project.


RESULTS OF OPERATIONS:

        For the three months ended March 31, 1998 and 1997 the Partnership earned revenues totaling approximately $347,000 and $23,000 respectively. Total revenue for the period ended March 31, 1998 is comprised of $178,000 of rental income, $90,000 of equipment lease finance income, and $80,000 of interest income. Operations commenced in March of 1997.

        For the three months ended March 31, 1998, the Partnership incurred expenses totaling approximately $48,000, comprised of general and administrative expenses and depreciation as compared to approximately $3,000 for the three months ended March 31, 1997.

        As a result of the above the Partnership earned net income of approximately $300,000 for the three months ended March 31, 1998. Based upon the results of operations for the three month period ended March 31, 1998, the Partnership announced distributions totaling $437,001, of which $364,185 was distributed to its limited partners on April 15, 1998 and the remaining $72,816 will be distributed to those limited partners who elected to receive distributions on a monthly basis on May 15, 1998 and June 15, 1998.

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

                           By: Captec Franchise Capital Corporation IV Managing General Partner of
                                    Captec Franchise Capital Partners L.P. IV



                           By:      /w/ W. Ross Martin
                                    -------------------------------------------
                                    W. Ross Martin
                                    Chief Financial Officer and Vice President,
                                    a duly authorized officer

                           Date:    May 15, 1998

                                Exhibit Index




Exhibit No.                 Description
-----------                 -----------
    27                      Financial Data Schedule

