Form 10-K405/A
period 1997-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1998-06-23
CIK 1020157

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

(Mark One)

[ X ]    ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

        For the Transition period from                to
                                       --------------    ----------------

                         Commission file number 333-9371

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           38-3304096
  ---------------------------                              ------------------
  (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

    24 Frank Lloyd Wright Drive, Lobby L, 4th Floor, P.O. Box 544, Ann Arbor, Michigan 48106-0544
     ---------------------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  (734) 994-5505
Securities registered under Section 12(b) of the Exchange Act:                          None

Securities registered under Section 12(g) of the Exchange Act:                          None
                                                                                     --------------
                                                                                    (Title of Class)


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

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
               ITEM 14-EXHIBITS, FINANCIAL STATEMENTS AND REPORTS


         Due to information being transferred between computer applications, the balance sheets submitted March 31, 1998 for the year ended December 31, 1997 were misstated.

         As required, we are submitting the entire financial statements and auditors' reports including the corrected balance sheets.

                          INDEX TO FINANCIAL STATEMENTS



CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV                                                             PAGE

REPORT OF INDEPENDENT ACCOUNTANTS........................................................................4

FINANCIAL STATEMENTS:

        Balance Sheet ...................................................................................5

        Statement of Operations..........................................................................6

        Statement of Changes in Partners' Capital........................................................7

        Statement of Cash Flows..........................................................................8

        Notes to Financial Statements....................................................................9




CAPTEC FRANCHISE CAPITAL CORPORATION IV                                                               PAGE


REPORT OF INDEPENDENT ACCOUNTANTS.......................................................................15

FINANCIAL STATEMENTS:

        Balance Sheet ..................................................................................16

        Statement of Operations.........................................................................17

        Statement of Changes in Stockholders' Equity....................................................18

        Statement of Cash Flows.........................................................................19

        Notes to Financial Statements...................................................................20

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



/s/ Coopers & Lybrand

Detroit, Michigan
March 14, 1998

                           CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                         BALANCE SHEET
                                   December 31, 1997 and 1996



                                                                         1997              1996
                                                                         ----              ----
                                             ASSETS

Cash and cash equivalents                                             $ 5,008,194          $   -
Investment in property under leases:
   Operating leases, net                                                5,805,870              -
   Financing leases, net                                                2,838,663              -
Prepaid expenses                                                                -            339
Accounts receivable                                                         3,487              -
Unbilled rent                                                              25,983              -
Due from related parties                                                   49,381              -
                                                                     ------------          -----

    Total assets                                                     $ 13,731,578          $ 339
                                                                     ============          =====


                                LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable                                                  $     49,375          $   -
   Due to related parties                                                 129,683              -
   Overdraft                                                                    -             39
                                                                                -              -
                                                                     ------------          -----

    Total liabilities                                                     179,058             39
                                                                     ------------          -----

Partners' Capital:
Limited partners' capital accounts                                     13,547,060            100
General partners' capital accounts                                          5,460            200
                                                                     ------------          -----

    Total partners' capital                                            13,552,520            300
                                                                     ------------          -----

    Total liabilities & partners' capital                            $ 13,731,578          $ 339
                                                                     ============          =====



The accompanying notes are an integral part of the financial statements.

                            CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                     STATEMENT OF OPERATIONS
                         for the years ended December 31, 1997 and 1996


                                                                               1997        1996
                                                                               ----        ----
Operating revenue:
   Rental income                                                            $ 295,367        $ -
   Finance income                                                             201,314          -
                                                                            ---------        ---

             Total operating revenue                                          496,681          -
                                                                            ---------        ---

Operating costs and expenses:
   Depreciation                                                                32,988          -
   General and administrative                                                  31,296          -
                                                                            ---------        ---

             Total operating costs and expenses                                64,284          -
                                                                            ---------        ---

             Income from operations                                           432,397          -
                                                                            ---------        ---

Other income:
   Interest income                                                             92,048          -
   Other                                                                        1,598          -
                                                                            ---------        ---

             Total other income                                                93,646          -
                                                                            ---------        ---

Net income                                                                    526,043          -

Net income allocable to general partners                                        5,260          -
                                                                            ---------          -

Net income allocable to limited partners                                    $ 520,783        $ -
                                                                            =========        ===

Net income per limited partnership unit                                     $   74.10        $ -
                                                                            =========        ===

Weighted average number of limited partnership
   units outstanding                                                            7,028          -
                                                                             ========        ===



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 for the years ended December 31, 1997 and 1996


                                                      Limited        Limited       General        Total
                                                     Partners'      Partners'     Partners'     Partners'
                                                       Units        Accounts      Accounts       Capital
                                                      -------     -----------    ---------       -------

Balance July 30, 1996                                       -     $        100    $    200     $        300

Net income                                                  -                -           -                -
                                                      -------     ------------    --------     ------------

Balance, December 31, 1996                                  -              100         200              300

Issuance of 15,392 limited partnership
units, net                                             15,392       13,385,077                   13,385,077

Distributions - ($23.32 per unit)                          -         (358,900)          -         (358,900)

Net income                                                 -           520,783       5,260          526,043
                                                      -------     ------------    --------     ------------

Balance, December 31, 1997                             15,392     $ 13,547,060    $  5,460     $ 13,552,520
                                                      =======     ============    ========     ============



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                             STATEMENT OF CASH FLOWS
                  for the year ended December 31, 1997 and 1996



                                                                                 1997            1996
                                                                                 ----            ----
Cash flows from operating activities:
   Net Income                                                                 $ 526,043          $   -
   Adjustments to net income:
        Depreciation                                                             32,987              -
        Decrease (increase) in prepaids                                             339           (339)
        Increase in unbilled rent                                               (25,983)             -
        Increase in accounts receivable                                          (3,487)             -
        Increase in  accounts payable                                            49,336             39
                                                                            -----------              -

Net cash provided by operating activities                                       579,235           (300)
                                                                            -----------          -----

Cash flows from investing activities:
   Purchase of real estate for operating leases                              (5,838,857)             -
   Purchase of equipment for financing leases                                (3,051,499)             -
   Reduction of net investment in financing leases                              212,836              -
                                                                            -----------              -

Net cash used in investing activities                                        (8,677,520)             -
                                                                            -----------          -----

Cash flows from financing activities:
   (Increase) in due from related parties                                       (49,381)             -
   Increase in due to related parties                                           129,683              -
   Issuance of limited partnership units                                     15,380,902              -
   Offering costs                                                            (1,995,825)             -
   Distributions to limited partners                                           (358,900)             -
                                                                            -----------              -

Net cash provided by financing activities                                    13,106,479              -
                                                                            -----------          -----

Net (decrease) increase in cash and cash equivalents                          5,008,194           (300)

Cash and cash equivalents, beginning of period                                       -             300
                                                                            -----------          -----

Cash and cash equivalents, end of period                                    $ 5,008,194          $   -
                                                                            ===========          =====


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

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                          NOTES TO FINANCIAL STATEMENTS

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

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                          NOTES TO FINANCIAL STATEMENTS

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

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                          NOTES TO FINANCIAL STATEMENTS


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

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                          NOTES TO FINANCIAL STATEMENTS


   The Partnership has agreed to indemnify the Sponsor and their affiliates against certain costs paid in settlement of claims which might be sustained by them in connection with the Partnership. Such indemnification is limited to the assets of the Partnership and not the limited partners.

4. LAND AND BUILDING SUBJECT TO OPERATING LEASES:

   The net investment in operating leases as of December 31, 1997 is comprised of the following:

             Land                                                                          $  2,676,582
             Building and improvements                                                        3,162,276
                                                                                           ------------
             Less accumulated depreciation                                                    5,838,858
                                                                                                (32,988)
                                                                                           ------------
             Total                                                                         $  5,805,870
                                                                                           ============

   The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 1997.

             1998                                                                           $   607,570
             1999                                                                               607,570
             2000                                                                               611,235
             2001                                                                               616,366
             2002                                                                               632,662
             Thereafter                                                                       6,180,051
                                                                                           ------------

             Total                                                                         $  9,255,454
                                                                                           ============

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                          NOTES TO FINANCIAL STATEMENTS

5.   NET INVESTMENT IN FINANCING LEASES:

     The net investment in financing leases as of December 31, 1997 is comprised of the following:

             Minimum lease payments to be received                                         $  3,714,592
             Estimated residual value                                                            81,372
                                                                                           ------------

             Gross investment in financing leases                                             3,795,964
             Less unearned income                                                             (957,301)

             Net investment in financing leases                                            $  2,838,663
                                                                                           ============


     The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 1997:

             1998                                                                          $    640,331
             1999                                                                               639,982
             2000                                                                               639,982
             2001                                                                               639,982
             2002                                                                               514,635
             Thereafter                                                                         639,680
                                                                                           ------------

             Total                                                                         $  3,714,592
                                                                                           ============

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




/s/ Coopers & Lybrand

Detroit, Michigan
March 14, 1998

                          CAPTEC FRANCHISE CAPITAL CORPORATION IV
                                       BALANCE SHEET
                                 December 31, 1997 and 1996




                                                                          1997         1996
                                                                          ----         ----
                                           ASSETS

Cash                                                                    $ 1,748      $ 1,407
Investment in partnership                                                 2,730          100
Reimbursable organizational & offering expenses, net                     15,594       29,048
Receivable from affiliate                                                19,766        1,697
Other assets                                                             15,005       16,038
                                                                        -------      -------

Total assets                                                           $ 54,843     $ 48,290
                                                                       =========    ========


                             LIABILITIES & STOCKHOLDERS' EQUITY

Total liabilities:
   Accounts payable                                                    $ 51,213     $ 37,022
   Payable to affiliates                                                      -       10,268
   Income tax payable                                                       894           -
                                                                       --------     --------

Total liabilities                                                        52,107       47,290
                                                                       --------     --------
Stockholders' equity:
Common stock, no par value; 60,000 shares authorized,
   1,000 shares issued and outstanding                                        -            -
Paid-in capital                                                           1,000        1,000
Retained earnings                                                         1,736            -
                                                                       --------     --------

Total stockholders' equity                                                2,736        1,000
                                                                       --------     --------

Total liabilities & stockholders' equity                               $ 54,843     $ 48,290
                                                                       ========     ========



The accompanying notes are an integral part of the financial statements.

                     CAPTEC FRANCHISE CAPITAL CORPORATION IV
                             STATEMENT OF OPERATIONS
                 for the years ended December 31, 1997 and 1996


                                                                                   1997         1996
                                                                                   ----         ----

Investment income from partnership                                              $  2,630        $     -
                                                                                --------        -------

                Net income before taxes                                            2,630              -

Income tax provision                                                                 894              -
                                                                                --------        -------

                Net income                                                      $  1,736        $     -
                                                                                ========        =======



     The accompanying notes are an integral part of the financial statements

                      CAPTEC FRANCHISE CAPITAL CORPORATION IV
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   for the years ended December 31, 1997 and 1996





                                          COMMON     PAID-IN    RETAINED
                                          STOCK      CAPITAL    EARNINGS      TOTAL
                                          -----      -------    --------      -----
Balance, January 1, 1996                  $  -       $ 1,000     $     -     $ 1,000

Net Income                                   -             -           -           -
                                          ----       -------     -------     -------

Balance, December 31, 1996                   -         1,000           -       1,000

Net income                                   -             -       1,736       1,736
                                          ----       -------     -------     -------

Balance, December 31, 1997                $  -       $ 1,000     $ 1,736     $ 2,736
                                          ====       =======     =======     =======

                     CAPTEC FRANCHISE CAPITAL CORPORATION IV
                             STATEMENT OF CASH FLOWS
                 for the years ended December 31, 1997 and 1996


                                                                                        1997        1996
                                                                                        ----        ----
Cash flows from operating activities:
   Net income                                                                          $ 1,736     $     -
   Adjustments to net income:
      Undistributed income from partnership                                             (2,630)       (100)
      Increase in income tax payable                                                       894           -
      Decrease (increase)  in other assets                                               1,033     (16,038)
      Increase in accounts payable                                                      14,191      37,022
                                                                                       -------     -------

Net cash provided by operating activities                                               15,224      20,884
                                                                                       -------     -------


Cash flows from financing activities:
   Issuance of common stock                                                                  -       1,000
   Decrease in reimbursable offering expense and payable to affiliate, net             (14,883)    (20,477)
                                                                                       -------     -------


Net cash provided by financing activities                                              (14,883)    (19,477)
                                                                                       -------     -------

Net increase (decrease) in cash                                                            341       1,407

Cash, beginning of year                                                                  1,407           -
                                                                                       -------     -------

Cash, end of period                                                                    $ 1,748     $ 1,407
                                                                                       ========    =======




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

                                CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                                 By: Captec Franchise Capital Corporation IV Managing General Partner of
                                       Captec Franchise Capital Partners L.P. IV


                                 By:   /s/ W. Ross Martin
                                       -----------------------------
                                       W. Ross Martin
                                       Chief Financial Officer and Sr. Vice
                                       President a duly authorized officer

                                 Date: June 23, 1998