Form 10-Q
period 1998-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1998-08-14
CIK 1020157

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED        JUNE 30, 1998
                               -------------------------------------------------
                                           OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                  TO
                                ----------------  ------------------------------

COMMISSION FILE NUMBER:        333-9371
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

                               (734) 994-5505
--------------------------------------------------------------------------------
                         (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not Applicable

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                               INDEX TO FORM 10-Q



PART I   FINANCIAL INFORMATION                                           Page

Item 1.  Balance Sheets, June 30, 1998 and December 31,1997 ..............  1

         Statements of Operations for the three and six month periods ended June 30, 1998 and 1997 ....................................  2

         Statement of Changes in Partners' Capital for the six month period ended June 30, 1998 ......................................  3

         Statements of Cash Flows for the six month periods
         ended June 30, 1998 and 1997 ....................................  4

         Notes to Financial Statements ...................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................  7


PART II  OTHER INFORMATION................................................  9

SIGNATURES................................................................  10

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                               BALANCE SHEETS

                                                                            JUNE 30,         DECEMBER 31,
                                                                              1998               1997
                                                                           ---------        -------------
                                                                          (Unaudited)
                                                  ASSETS
Cash and cash equivalents                                                  $  5,230,394        $ 5,008,194
Investment in property under leases:
   Operating leases, net                                                     12,302,168          5,805,870
   Financing leases, net                                                      5,471,575          2,838,663
Accounts receivable                                                              11,388              3,487
Unbilled rent                                                                    52,818             25,983
Due from related parties                                                        112,824             49,381
                                                                           ------------       ------------
    Total assets                                                           $ 23,181,167       $ 13,731,578
                                                                           ============       ============

                                     LIABILITIES & PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                                            $ 36,595           $ 49,375
   Due to related parties                                                       162,006            129,683
                                                                           ------------       ------------
    Total liabilities                                                           198,601            179,058
                                                                           ------------       ------------
Partners' Capital:
Limited partners' capital accounts                                           22,970,219         13,547,060
General partners' capital accounts                                               12,347              5,460
                                                                           ------------       ------------
    Total partners' capital                                                  22,982,566         13,552,520
                                                                           ------------       ------------
    Total liabilities & partners' capital                                  $ 23,181,167       $ 13,731,578
                                                                           ============       ============


The accompanying notes are an integral part of the financial statements.

                     CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENTS OF OPERATIONS

                                                                  Three months ended               Six months ended
                                                                       June 30,                         June 30,
                                                               ------------------------          ----------------------
                                                                      Unaudited                         Unaudited
                                                                  1998           1997               1998         1997
                                                                  ----           ----               ----         ----
Operating revenue:
   Rental income                                               $ 199,649       $ 27,925          $ 377,432     $ 34,026
   Finance income                                                125,545         38,908            215,867       45,394
                                                               ---------       --------          ---------     --------
              Total operating revenue                            325,194         66,833            593,299       79,420
                                                               ---------       --------          ---------     --------
Operating costs and expenses:
   Depreciation                                                   19,764          3,992             39,528        3,992
   General and administrative                                     18,093          4,059             45,862        6,876
                                                               ---------       --------          ---------     --------
              Total operating costs and expenses                  37,857          8,051             85,390       10,868
                                                               ---------       --------          ---------     --------
              Income from operations                             287,337         58,782            507,909       68,552
                                                               ---------       --------          ---------     --------
Other income:
   Interest income                                               100,985         21,473            180,804       31,934
   Other                                                              35             -                  35           -
                                                               ---------       --------          ---------     --------
              Total other income                                 101,020         21,473            180,839       31,934
                                                               ---------       --------          ---------     --------
Net income                                                       388,357         80,255            688,748      100,486

Net income allocable to general partners                           3,884            802              6,887        1,005
                                                               ---------       --------          ---------     --------
Net income allocable to limited partners                       $ 384,473       $ 79,453          $ 681,861     $ 99,481
                                                               =========       ========          =========     ========
Net income per limited partnership unit                        $   16.51       $  18.62          $   33.40     $  34.46
                                                               =========       ========          =========     ========
Weighted average number of limited partnership
   units outstanding                                              23,282          4,268             20,413        2,887
                                                               =========       ========          =========     ========


The accompanying notes are an integral part of the financial statements.

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    for the six months ended June 30, 1998
                                 (Unaudited)

                                                 Limited        Limited          General          Total
                                                Partners'      Partners'        Partners'       Partners'
                                                  Units        Accounts         Accounts         Capital
                                                ---------      --------         ---------       ---------
Balance, January 1, 1998                         15,392       13,547,060          5,460         13,552,520

Issuance of 10,947 limited partnership
units, net                                       10,947        9,528,299              -          9,528,299

Distributions - ($38.76 per unit)                     -         (787,001)             -           (787,001)

Net income                                           -           681,861          6,887            688,748
                                                -------     ------------       --------       ------------
Balance, June 30, 1998                           26,339     $ 22,970,219       $ 12,347       $ 22,982,566
                                                =======     ============       ========       ============


The accompanying notes are an integral part of the financial statements.

                  CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                           STATEMENTS OF CASH FLOWS
               for the six months ended June 30, 1998 and 1997
                                 (Unaudited)

                                                                              1998               1997
                                                                              ----               ----
Cash flows from operating activities:
   Net Income                                                                $  688,748         $  100,486
   Adjustments to net income:
        Depreciation                                                             39,528              3,992
        Increase in unbilled rent                                               (26,835)            (2,620)
        Increase in accounts receivable                                          (7,901)           (14,748)
        Decrease (increase) in  accounts payable                                (12,780)            24,004
                                                                             ----------         ----------
Net cash provided by operating activities                                       680,760            111,114
                                                                             ----------         ----------
Cash flows from investing activities:
   Purchase of real estate for operating leases                              (6,535,831)        (1,002,560)
   Purchase of equipment for financing leases                                (2,921,877)        (1,694,979)
   Reduction of net investment in financing leases                              288,970             53,199
                                                                             ----------         ----------
Net cash used in investing activities                                        (9,168,738)        (2,644,340)
                                                                             ----------         ----------
Cash flows from financing activities:
   Increase in due from related parties                                         (63,443)           (12,844)
   Increase in due to related parties                                            32,323            131,425
   Issuance of limited partnership units                                     10,939,743          6,212,886
   Offering costs                                                            (1,411,444)          (803,066)
   Distributions to limited partners                                           (787,001)           (29,900)
                                                                             ----------         ----------

Net cash provided by financing activities                                     8,710,178          5,498,501
                                                                             ----------         ----------

Net increase in cash and cash equivalents                                       222,200          2,965,275

Cash and cash equivalents, beginning of period                                5,008,194                 -
                                                                             ----------                 -
Cash and cash equivalents, end of period                                     $5,230,394         $2,965,275
                                                                             ==========         ==========


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

    The Partnership commenced a public offering of limited partnership interests ("Units") on December 23, 1996. A minimum of 2,000 Units and a maximum of 30,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on March 5, 1997, and the Partnership immediately commenced operations. At June 30, 1998, the Partnership had accepted subscriptions for 26,339 Units.

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

    The balance sheet of the Partnership as of June 30, 1998 and the statements of operations and cash flows for the period ending June 30, 1998 and 1997 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results expected for the full year.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         NOTES TO FINANCIAL STATEMENTS



2. LAND AND BUILDING SUBJECT TO OPERATING LEASES:

   The net investment in operating leases as of June 30, 1998 is comprised of the following:


                 Land                              $ 6,379,516
                 Building and improvements           5,569,341
                 Construction draws on properties      425,827
                                                   -----------

                                                    12,374,684
                 Less accumulated depreciation         (72,516)
                                                   -----------

                 Total                             $12,302,168
                                                   ===========


3. NET INVESTMENT IN FINANCING LEASES:

   The net investment in financing leases as of June 30, 1998 is comprised of the following:


              Minimum lease payments to be received  $ 6,810,228
              Estimated residual value                   232,697
                                                     -----------

              Gross investment in financing leases     7,042,925
              Less unearned income                    (1,571,350)
                                                     -----------

              Net investment in financing leases     $ 5,471,575
                                                     ===========


4. SUBSEQUENT EVENT:

   In August, 1998 the general partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec, for $2,912,000.

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

LIQUIDITY AND CAPITAL COMMITMENTS.
     The Partnership commenced the offering (the "Offering") of up to 30,000 limited partnership units ("Units") registered under the Securities Act of 1933, as amended, by means of a Registration Statement which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Offering will terminate when the maximum number of Units are sold (30,000) or December 23, 1998, whichever occurs first.

     As of June 30, 1998, the Partnership had accepted subscriptions for 26,339 Units. After payment of $3,407,269 in offering expenses, net proceeds available for investment from the sale of units totaled $22,913,376. As of June 30, 1998 the partnership has purchased nine properties including one property that is still in the construction phase totaling $12,374,688, and fifteen equipment packages totaling $5,973,376. At June 30, 1998 the Partnership had approximately $4,565,312 of uninvested capital and approximately $5.0 million invested in interest bearing cash accounts.

     The Partnership intends to utilize the proceeds of the offering to acquire income-producing commercial properties and equipment leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses or retail concerns, pursuant to triple net leases or double net leases. As of June 30, 1998 the Partnership's investments were allocated approximately 67% to properties and 33% to equipment. This allocation is expected to change as additional properties and equipment are acquired. The final asset mix allocation is expected to be a least 75%, but not more than 90% properties and up to 25%, but not less than 10% equipment.

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

ACQUISITIONS.
     During the six months ending June 30, 1998, the Partnership entered into three real estate leases and five equipment leases with restaurant operators. The Partnership acquired the properties subject to real estate leases at a total cost, including acquisition fees, of $6,110,000, and the equipment related to direct financing leases at a total cost, including acquisition fees, of $2,921,877. The partnership also acquired one real estate property under construction at an anticipated cost of $811,200. The Partnership funded $425,831 through June 30, 1998 related to this project.


RESULTS OF OPERATIONS.
     For the six months ended June 30, 1998, the Partnership earned revenues of approximately $774,000 as compared to $111,000 for the six months ended June 30, 1997. Total revenue for the period ended June 30, 1998 is comprised of $377,000 of rental income, $216,000 of equipment lease finance income, and $181,000 of interest income. The increase in revenues in 1998 resulted from the acquisition of the properties noted above and the benefit of a full period of revenue from properties acquired and leased in preceding periods.
Operations commenced in March of 1997.

     For the six months ended June 30, 1998, the Partnership incurred expenses of approximately $85,000 as compared to $11,000 for the six months ended June 30, 1997. Total expenses for the period ended June 30, 1998 is comprised of $39,000 of depreciation expense and $46,000 of general and administrative expenses.

     As a result of the above the Partnership earned net income of approximately $689,000 for the six months ended June 30, 1998.

DISTRIBUTIONS.
     The Partnership declared second quarter distributions totaling $582,000, of which $490,668 was distributed to its limited partners on July 15, 1998 and the remaining $91,332 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

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

                          By: Captec Franchise Capital Corporation IV Managing General Partner of
                                  Captec Franchise Capital Partners L.P. IV



                          By:     /w/ W. Ross Martin
                                  ------------------------------------------
                                  W. Ross Martin
                                  Chief Financial Officer and Vice President,
                                  a duly authorized officer

                          Date:   August 14, 1998