Form 10-Q
period 1998-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1998-11-16
CIK 1020157

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED              SEPTEMBER 30, 1998
                               -------------------------------------------------
                                       OR
[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                     to
                              ---------------------  -------------------------

COMMISSION FILE NUMBER:             333-9371
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
Yes  X    No
   -----    ----

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Not Applicable.
                                            --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not Applicable
                                                   --------------

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                               INDEX TO FORM 10-Q



PART I         FINANCIAL INFORMATION                                               Page

Item 1.        Balance Sheets, September 30, 1998 and December 31,1997................1

               Statements of Operations for the three and nine month periods ended September 30, 1998 and 1997......................................2

               Statement of Changes in Partners' Capital for the nine month period ended September 30, 1998 ..............................................3

               Statements of Cash Flows for the nine month periods
               ended September 30, 1998 and 1997......................................4

               Notes to Financial Statements..........................................5

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations..............................................7


PART II        OTHER INFORMATION......................................................9

SIGNATURES...........................................................................10

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                 BALANCE SHEETS


                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                1998             1997
                                                                ----             ----
                                                             (Unaudited)
                                     ASSETS
Cash and cash equivalents                                   $     883,648    $   5,008,194
Investment in property under leases:
   Operating leases, net                                       16,617,371        5,805,870
   Financing leases, net                                        7,786,661        2,838,663
Accounts receivable                                                 1,428            3,487
Unbilled rent                                                      92,571           25,983
Due from related parties                                          476,689           49,381
                                                            -------------    -------------

    Total assets                                            $  25,858,368     $ 13,731,578
                                                            =============    =============


                         LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable                                         $      11,372     $     49,375
   Due to related parties                                          80,749          129,683
                                                            -------------    -------------

    Total liabilities                                              92,121          179,058
                                                            -------------    -------------

Partners' Capital:
Limited partners' capital accounts                             25,748,320       13,547,060
General partners' capital accounts                                 17,927            5,460
                                                            -------------    -------------

    Total partners' capital                                    25,766,247       13,552,520
                                                            -------------    -------------

    Total liabilities & partners' capital                   $  25,858,368    $  13,731,578
                                                            =============    =============



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENTS OF OPERATIONS



                                                   Three months ended             Nine months ended
                                                     September 30,                  September 30,
                                              ----------------------------   ----------------------------

                                                       Unaudited                      Unaudited
                                                  1998          1997             1998          1997
                                                  ----          ----             ----          ----

Operating revenue:
   Rental income                                  $ 376,664     $ 104,711        $ 754,095     $ 138,737
   Finance income                                   169,512        75,283          385,379       120,677
                                                  ---------     ---------        ---------     ---------

            Total operating revenue                 546,176       179,994        1,139,474       259,414
                                                  ---------     ---------        ---------     ---------

Operating costs and expenses:
   Depreciation                                      40,955        10,884           80,484        14,876
   General and administrative                        12,399         3,250           58,261         9,787
                                                  ---------     ---------        ---------     ---------

            Total operating costs and expenses       53,354        14,134          138,745        24,663
                                                  ---------     ---------        ---------     ---------

            Income from operations                  492,822       165,860        1,000,729       234,751
                                                  ---------     ---------        ---------     ---------

Other income:
   Interest income                                   65,181        20,877          245,984        52,811
   Other                                                  -         1,173               35         1,173
                                                  ---------     ---------        ---------     ---------

            Total other income                       65,181        22,050          246,019        53,984
                                                  ---------     ---------        ---------     ---------

Net income                                          558,003       187,910        1,246,748       288,735

Net income allocable to general partners              5,580         1,879           12,467         2,887
                                                  ---------     ---------        ---------     ---------

Net income allocable to limited partners          $ 552,423     $ 186,031      $ 1,234,281     $ 285,848
                                                  =========     =========      ===========     =========

Net income per limited partnership unit           $   19.51     $   21.74      $     53.49     $   58.96
                                                  =========     =========      ===========     =========

Weighted average number of limited partnership
   units outstanding                                 28,318         8,558           23,074         4,848
                                                  =========     =========      ===========     =========


The accompanying notes are an integral part of the financial statements.

                        CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                        STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                       for the nine months ended September 30, 1998
                                       (Unaudited)



                                      Limited    Limited       General           Total
                                      Partners' Partners'     Partners'        Partners'
                                       Units    Accounts      Accounts          Capital
                                       -----    --------      --------          -------

Balance, January 1, 1998               15,392    13,547,060       5,460       13,552,520

Issuance of 13,998 limited
partnership units, net                 13,998    12,335,980           -       12,335,980

Distributions - ($59.33 per unit)           -    (1,369,001)          -       (1,369,001)

Net income                                  -     1,234,281      12,467        1,246,748
                                       ------  ------------    --------     ------------
Balance, September 30, 1998            29,390  $ 25,748,320    $ 17,927     $ 25,766,247
                                       ======  ============    ========     ============



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1998 and 1997
                                   (Unaudited)



                                                                1998             1997
                                                                ----             ----
Cash flows from operating activities:
   Net Income                                                 $ 1,246,748       $  288,735
   Adjustments to net income:
        Depreciation                                               80,484           14,876
        (Increase) in unbilled rent                               (66,588)          (2,488)
        Decrease (increase) in accounts receivable                  2,059           (5,894)
        (Decrease) increase in  accounts payable                  (38,003)          27,527
                                                              -----------       ----------

Net cash provided by operating activities                       1,224,700          322,756
                                                              -----------       ----------

Cash flows from investing activities:
   Purchase of real estate for operating leases               (10,891,985)      (4,397,417)
   Purchase of equipment for financing leases                  (5,454,039)      (2,705,499)
   Reduction of net investment in financing leases                506,041           94,841
                                                              -----------       ----------

Net cash used in investing activities                         (15,839,983)      (7,008,075)
                                                              -----------       ----------

Cash flows from financing activities:
   Increase in due from related parties                          (427,308)         (43,595)
   (Decrease) increase in due to related parties                  (48,934)          63,637
   Issuance of limited partnership units                       14,160,652       11,105,734
   Offering costs                                              (1,824,672)      (1,438,534)
   Distributions to limited partners                           (1,369,001)        (137,900)
                                                              -----------       ----------

Net cash provided by financing activities                      10,490,737        9,549,342
                                                              -----------       ----------

Net increase in cash and cash equivalents                      (4,124,546)       2,864,023

Cash and cash equivalents, beginning of period                  5,008,194                -
                                                              -----------       ----------

Cash and cash equivalents, end of period                      $   883,648       $2,864,023
                                                              ===========       ==========


The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                          NOTES TO FINANCIAL STATEMENTS


1.    THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

      Captec Franchise Capital Partners L.P. IV (the "Partnership"), a Delaware limited partnership, was formed on July 23, 1996 for the purpose of acquiring income-producing commercial real properties and equipment leased on a "triple net" or "double net" basis, primarily to operators of national and regional chain and nationally franchised fast food and family style restaurants, as well as other national and regional retail chains. The general partners upon formation of the Partnership were Captec Franchise Capital Corporation IV (the "Corporation"), a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec"), and Patrick L. Beach, an individual, hereinafter collectively referred to as the Sponsor. Patrick L. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. The general partners have each contributed $100 in cash to the Partnership as a capital contribution. In August, 1998, the general partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec, for $2,912,000.

      The Partnership commenced a public offering of limited partnership interests ("Units") on December 23, 1996. A minimum of 2,000 Units and a maximum of 30,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on March 5, 1997, and the Partnership immediately commenced operations. At September 30, 1998, the Partnership had accepted subscriptions for 29,390 Units.

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

      The balance sheet of the Partnership as of September 30, 1998 and the statements of operations and cash flows for the period ending September 30, 1998 and 1997 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results expected for the full year.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                          NOTES TO FINANCIAL STATEMENTS



2.    LAND AND BUILDING SUBJECT TO OPERATING LEASES:

      The net investment in operating leases as of September 30, 1998 is comprised of the following:

         Land                                                      $  6,260,342
         Building and improvements                                    7,891,468
         Construction draws on properties                             2,579,032
                                                                   ------------

                                                                     16,730,842
         Less accumulated depreciation                                 (113,471)
                                                                   ------------

         Total                                                     $ 16,617,371
                                                                   ============


3.    NET INVESTMENT IN FINANCING LEASES:

      The net investment in financing leases as of September 30, 1998 is comprised of the following:

         Minimum lease payments to be received                     $  9,238,666
         Estimated residual value                                       232,697
                                                                   ------------

         Gross investment in financing leases                         9,471,363
         Less unearned income                                        (1,684,702)
                                                                   ------------

         Net investment in financing leases                        $  7,786,661
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

LIQUIDITY AND CAPiTAL COMMITMENTS.
----------------------------------
        The Partnership commenced the offering (the "Offering") of up to 30,000 limited partnership units ("Units") registered under the Securities Act of 1933, as amended, by means of a Registration Statement which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Offering will terminate when the maximum number of Units are sold (30,000) or December 23, 1998, whichever occurs first. The Partnership invests in income-producing commercial properties and equipment leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses or retail concerns, pursuant to triple net leases or double net leases.

        As of September 30, 1998, the Partnership had accepted subscriptions for 29,390 Units. After payment of approximately $3.8 million in offering expenses, net proceeds available for investment from the sale of units was approximately $25.3 million. As of September 30, 1998 the partnership has invested approximately $16.7 million in 14 properties, including four properties in the construction phase, and approximately $8.5 million in 24 equipment leases including one property in the construction phrase.

        As of September 30, 1998 the Partnership's investments were allocated approximately 66% to properties and 34% to equipment. This allocation is expected to change as additional properties and equipment are acquired. The final asset mix allocation is expected to be a least 75%, but not more than 90% properties, and up to 25%, but not less than 10% equipment.

        Once the proceeds of the offering have been invested, the Partnership expects to obtain leverage of up to 35% of the sum of gross proceeds and the aggregate amount of Partnership

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         PART I - FINANCIAL INFORMATION



indebtedness secured by Partnership assets (approximately 40% of the aggregate purchase prices of Partnership assets). Such leverage, when incurred, will provide additional funds to be used by the Partnership to purchase properties and equipment. Presently, the Partnership is in active negotiations for the financing commitment for this leverage.

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

ACQUISITIONS.
-------------
        During the nine months ending September 30, 1998, the Partnership entered into five real estate leases and fourteen equipment leases with restaurant and jewelry store operators. The Partnership acquired the properties subject to real estate leases at a total cost, including acquisition fees, of approximately $8.3 million, and the equipment related to direct financing leases at a total cost, including acquisition fees, of approximately $5.2 million. The partnership also invested in four real estate properties and one equipment package under construction at an anticipated cost of $4,670,000. The Partnership funded approximately $2,790,000 through September 30, 1998 related to these projects.


RESULTS OF OPERATIONS.
----------------------
        For the nine months ended September 30, 1998, the Partnership earned revenues of approximately $1,385,000 as compared to $313,000 for the nine months ended September 30, 1997. Total revenue for the period ended September 30, 1998 is comprised of $754,000 of rental income, $385,000 of equipment lease finance income, and $246,000 of interest income. The increase in revenues in 1998 resulted from the acquisition of the properties noted above and the benefit of a full period of revenue from properties acquired and leased in preceding periods. Operations commenced in March of 1997.

        For the nine months ended September 30, 1998, the Partnership incurred expenses of approximately $139,000 as compared to $25,000 for the nine months ended September 30, 1997. Total expenses for the period ended September 30, 1998 is comprised of $81,000 of depreciation expense and $58,000 of general and administrative expenses.

               As a result of the above the Partnership earned net income of approximately $1,247,000 for the nine months ended September 30, 1998.

DISTRIBUTIONS.
--------------
        The Partnership declared second quarter distributions totaling $720,000, of which $617,000 was distributed to its limited partners on October 15, 1998 and the remaining $103,000 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

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

                      By: Captec Franchise Capital Corporation IV Managing General Partner of
                             Captec Franchise Capital Partners L.P. IV



                      By:    /w/ W. Ross Martin
                             -----------------------------------------------
                             W. Ross Martin
                             Chief Financial Officer and Vice President,
                             a duly authorized officer

                      Date:  November 16, 1998

                               INDEX TO EXHIBITS




     Number    Exhibit
     -----     -------

       4 Agreement of Limited Partnership of Registrant. (Incorporated by reference from Exhibit B of the final Prospectus dated December 23, 1996, as supplemented and filed with the Securities and Exchange Commission, S. E. C. File No. 333-9371)

       27      Financial Data Schedule