Form 10-K405
period 1998-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1999-03-31
CIK 1020157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER 333-9371

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      38-3304096
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

  24 FRANK LLOYD WRIGHT DRIVE, LOBBY L, 4TH
                    FLOOR,
      P.O. BOX 544, ANN ARBOR, MICHIGAN                          48106-0544
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  ___ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At December 31, 1998 subscriptions for 30,000 units of limited partnership interest (the "Units") had been accepted, representing an aggregate amount of $30,000,000. The aggregate sales price does not reflect market value and it reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

                      DOCUMENTS INCORPORATED BY REFERENCE

     A portion of the Prospectus of the Registrant dated December 23, 1996, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 333-9371, and is incorporated by reference in Parts I and III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Captec Franchise Capital Partners L.P. IV (the "Partnership") is a Delaware limited partnership formed on July 23, 1996 for the purpose of acquiring income-producing commercial real properties ("Properties") and equipment ("Equipment") which will be leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses pursuant to leases requiring the lessee to pay all taxes, assessments, utilities, insurance, maintenance, and repair costs associated with such Properties (a "Triple Net Lease") or leases differing from Triple Net Leases only in that the Partnership is responsible for the maintenance of the exterior walls and roof of the Property (a "Double Net Lease"). The Partnership also intends to acquire Properties that may be leased to prominent national and regional retail concerns ("Retail Concerns") pursuant to Triple Net Leases or Double Net Leases. The general partners upon formation of the Partnership were Captec Franchise Capital Corporation IV ("Captec") and Patrick L. Beach, an individual. In August, 1998, the general partnership interest in the Partnership was acquired by Captec Net Lease Realty, Inc. ("Captec Net Lease"), an affiliate of Captec, for $2,912,000. Captec Net Lease, Captec, and Mr. Beach are collectively referred to as the "General Partners."

     The Partnership commenced a public offering (the "Offering") of up to 30,000 units of limited partnership interest (the "Units") registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form S-11 which was declared effective by the Securities and Exchange Commission on December 23, 1996. Capitalized terms not defined herein shall have the meaning ascribed to them in the Partnership's Prospectus dated December 23, 1996. Through December 31, 1998, the Partnership had accepted subscriptions for the entire offering of 30,000 Units from 1,587 investors.

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

     The Partnership expects to have not less than 75%, but not more than 90% of total investments in Properties and up to 25%, but not less than 10% in Equipment. The Partnership does not intend to have more than 25% of Properties to be leased to Retail Concerns. The Properties generally will be leased on terms which provide for a base minimum annual rent with fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Equipment will be leased only pursuant to leases under which the present value of non-cancelable rental payments payable during the initial term of the lease is at least sufficient to permit a lessor to recover the purchase price of the equipment ("Full Payout Leases").

     The Partnership has no employees. The General Partners and their affiliates, however, are permitted to perform services for the Partnership.

ITEM 2. DESCRIPTION OF PROPERTIES

     As of December 31, 1998, the Partnership had a portfolio of 18 properties located in 9 states, with a cost basis of $21.6 million and 24 equipment leases with an original investment of $8.5 million. The Properties are leased to 10 operators of restaurant concepts such as Steak & Ale and Bennigan's and three retail operators (Hollywood Video, Blockbuster Videos, and Jared Jewelers).

     As of December 31, 1998, leases to S&A Restaurants Corporation and Hollywood Entertainment Corp. represented 32.4% and 16.1% of the annualized rent from the Properties, respectively. Equipment leases to Champps Americana, Inc. represented 24.8% of the annualized rent from the Equipment. Any failure of these leases could materially affect the Partnership's income.

     All of the Properties in the Partnership are performing at December 31, 1998. In October of 1998, Boston Chicken Inc. and the majority of its subsidiaries filed for Chapter 11 bankruptcy protection. The Partnership has one lease to a Boston Chicken franchisee who did file bankruptcy. This lease was assumed under the bankruptcy court with slightly modified terms. Annualized rent from this lease was $101,000 at December 31, 1998.

     The Properties include four properties presently under construction, for which the Company had invested $2.9 million and had remaining commitments totaling $2.6 million. The following is a summary description of the Property and Equipment leases as of December 31, 1998.

                                                                                 TOTAL ASSET
                                                                                    COST                                   DATE OF
                                                                                  INCLUDING                                  NEXT
                                                         DATE OF     DATE OF     ACQUISITION   ASSET STATE   MONTHLY         RENT
            LESSEE NAME                 CONCEPT NAME     COMMENCE   EXPIRATION      FEES        LOCATION       RENT        INCREASE
            -----------                 ------------     --------   ----------   -----------   -----------   -------       --------
PROPERTIES
Corral South Store #3, Inc.(1)......  Golden Corral       8/1/97       6/1/17    $   577,500       FL        $  4,996       6/1/02
Finest Foodservice, LLC.............  Boston Market       4/1/97       4/1/12      1,022,200       CO           8,435       4/1/02
Hollywood Entertainment Corp........  Hollywood Video    11/1/97       7/1/12      1,455,300       OH          12,702(2)    7/1/03
Blockbuster Entertainment Corp......  Blockbuster Video   9/1/97       8/1/07      1,170,000       GA           9,831       8/1/02
Kona Restaurant Group, Inc..........  Carino's            8/1/97       8/1/14      1,680,000       TX          14,667       8/1/00
Capital Foods, Inc..................  Arby's             12/1/98      12/1/18        819,000       OH           7,313      12/1/99
Hollywood Entertainment Corp........  Hollywood Video    10/1/98      11/1/12      1,454,880       OH          12,268(4)   10/1/02
S&A Restaurant Corporation..........  Steak & Ale         7/1/98       7/1/18      2,100,000       MI          17,084       7/1/02
S&A Restaurant Corporation..........  Steak & Ale         7/1/98       7/1/18      2,441,250       PA          19,860       7/1/02
S&A Restaurant Corporation..........  Bennigan's          7/1/98       7/1/18      1,627,500       VA          13,240       7/1/02
TEC Foods...........................  Taco Bell           1/1/99       1/1/09        766,500       MI           6,235       1/1/02
TEC Foods...........................  Taco Bell           1/1/99       1/1/19        766,500       MI           6,235       1/1/02
RTM Acquisition Company, Inc........  Arby's              9/1/98       9/1/18        840,000       MI           6,334       9/1/01
Romacorp, Inc.......................  Tony Roma's         1/1/99       1/1/14      1,942,500       TX          15,417       1/1/02
Chi-Co, Inc. (5)....................  Arby's                 TBD          TBD        583,507       CO              --           --
Taro Two of Bakersfield (5).........  Del Taco               TBD          TBD      1,226,584       CA              --           --
Kona Restaurant Group, Inc. (5).....  Carino's               TBD          TBD        525,000       TX              --           --
Sterling Jewelers, Inc. (5).........  Jared                  TBD          TBD        600,195       TX              --           --
                                                                                 -----------
                                                                                                             --------
                                                                                  21,598,416
                                                                                                              154,616
EQUIPMENT
J.M.C. Limited Partnership..........  Applebee's          3/1/97       3/1/04        422,100       UT           6,838
DenAmerica Corp.....................  Black Eye Pea      4/15/97      4/15/04        367,500       TX           5,866
Shells Seafood Restaurants, Inc.....  Shells Seafood      6/1/97       6/1/02        124,591       FL           2,648
Shells Seafood Restaurants, Inc.....  Shells Seafood      6/1/97       6/1/02         98,133       FL           2,086
Champps Americana, Inc..............  Champps             4/1/98       4/1/03        896,229       IL          17,651
Champps Americana, Inc..............  Champps             7/1/98       7/1/03      1,089,914       MI          21,466
Corral South Store #4, Inc..........  Golden Corral      6/15/97      6/15/02        531,508       FL          10,934
Girardi-Riva Enterprises, Inc.......  Arby's              2/1/98       2/1/05        252,269       WA           4,108
Girardi-Riva Enterprises, Inc.......  Arby's              7/1/97       7/1/04        167,445       WA           2,727
Morgan's Restaurants of PA, Inc.....  KFC                10/15/97    10/15/04        242,571       PA           3,766
Virginia CSC, LLC...................  Burger King        11/1/97      11/1/04        296,443       VA           4,862
BBI Acquisition Co..................  Breck Brewery       8/1/97       8/1/04        830,550       CO          13,605
J-Four, Inc.........................  KFC                 2/1/98       2/1/03        292,691   NY, NH, MA       5,882
GC of Charlottesville...............  Golden Corral       5/1/98       5/1/05        418,870       VA           6,439
Taco Two of Bakersfield.............  Del Taco            1/1/99       1/1/06        319,528       CA           5,087
Circle Rest. Co., Inc...............  Arby's             10/1/98      10/1/03         98,425       CO           2,015
RTM Georgia.........................  TJ Cinnamons        4/1/98       4/1/03        236,250    9 sites         4,590
RTMSC, Inc..........................  TJ Cinnamons        4/1/98       4/1/03        210,000    8 sites         4,080
RTM, Inc............................  Arby's             10/1/98      10/1/03         73,446       AL           1,427
RTM, Inc............................  Arby's             10/1/98      10/1/03         74,327       GA           1,444
El Chico Restaurants, Inc...........  El Chico            9/1/98       9/1/03        487,516       TX           9,797
El Chico Restaurants, Inc...........  El Chico            9/1/98       9/1/03        436,688       TX           8,775
Cypress Rests. Inc..................  Denny's             9/1/98       9/1/05        367,500       TX           5,537
DJ Enterprises, Inc.................  Taco Bell          10/1/98       7/1/01        180,600       FL           5,831
                                                                                 -----------
                                                                                                             --------
                                                                                   8,515,094
                                                                                                              157,461
                                                                                 -----------
                                                                                                             --------
                                                                                 $30,113,510
                                                                                                             $312,077
                                                                                 ===========
                                                                                                             ========


                                       ANNUAL
                                      RATE OF
                                      INCREASE
            LESSEE NAME                 (3)      SQ. FT.
            -----------               --------   -------
PROPERTIES
Corral South Store #3, Inc.(1)......   1.55%
Finest Foodservice, LLC.............   1.93%      3,035
Hollywood Entertainment Corp........   1.92%      7,488
Blockbuster Entertainment Corp......   2.29%      6,500
Kona Restaurant Group, Inc..........   1.64%      6,257
Capital Foods, Inc..................   2.50%      2,950
Hollywood Entertainment Corp........     n/a      7,488
S&A Restaurant Corporation..........   1.96%      7,724
S&A Restaurant Corporation..........   1.96%      7,239
S&A Restaurant Corporation..........   1.96%      5,210
TEC Foods...........................   0.66%      2,252
TEC Foods...........................   0.66%      2,269
RTM Acquisition Company, Inc........   0.99%      5,909
Romacorp, Inc.......................   1.96%      6,385
Chi-Co, Inc. (5)....................      --      2,500
Taro Two of Bakersfield (5).........      --      2,164
Kona Restaurant Group, Inc. (5).....      --      6,335
Sterling Jewelers, Inc. (5).........      --      5,800
EQUIPMENT
J.M.C. Limited Partnership..........
DenAmerica Corp.....................
Shells Seafood Restaurants, Inc.....
Shells Seafood Restaurants, Inc.....
Champps Americana, Inc..............
Champps Americana, Inc..............
Corral South Store #4, Inc..........
Girardi-Riva Enterprises, Inc.......
Girardi-Riva Enterprises, Inc.......
Morgan's Restaurants of PA, Inc.....
Virginia CSC, LLC...................
BBI Acquisition Co..................
J-Four, Inc.........................
GC of Charlottesville...............
Taco Two of Bakersfield.............
Circle Rest. Co., Inc...............
RTM Georgia.........................
RTMSC, Inc..........................
RTM, Inc............................
RTM, Inc............................
El Chico Restaurants, Inc...........
El Chico Restaurants, Inc...........
Cypress Rests. Inc..................
DJ Enterprises, Inc.................

-------------------------
(1) The property is owned jointly between CFCP LPIII and LPIV. LPIV owns 34.375% of the total assets.

(2) Rent Increase equals the lesser of CPI or 10%.

(3) Rate of increase calculated on a compounded annual basis.

(4) Rent Increase is based on CPI Increase.

(5) Property under construction.

REAL ESTATE

     General Real Estate Lease Provisions: All of the Properties are subject to leases (collectively and singularly referred to as "Leases") which are triple net leases whereby the Tenant is responsible for all expenses related to the cost of operating the Properties including real estate taxes, insurance, maintenance and repair costs.

     The General Partners or their affiliates analyzed demographic, geographic and market diversification data for the areas in which each of the properties are located and reviewed the appraisals of the Properties and the analysis regarding comparable properties contained therein. All of the purchase prices were negotiated by General Partners or their affiliates, considering factors such as the potential value of the site, the financial condition and business and operating history of the tenants and demographic data for the areas in which the Properties are located.

     The lessees generally pay all expenses incident to the closing of these transactions including, the Partnership's attorney's fees, title insurance premiums, recording fees and expenses and transfer.

EQUIPMENT

     General Equipment Lease Provisions: All of the Equipment leases are on the Partnership's standard form of lease whereby the lessee is responsible for all expenses related to the Equipment including taxes, insurance, maintenance and repair costs. Prior to entering into the leases, an affiliate of the Managing General Partner considered factors such as the financial condition and business and operating history of the lessees and demographic data for the area in which the Equipment is located. All of the Equipment was purchased with cash from offering proceeds. The General Partners believe that the amount of insurance carried by each lessee is adequate.

SUMMARY OF INVESTMENT OBJECTIVES AND POLICIES

     The Partnership acquires income-producing Property and Equipment which is leased primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses such as automotive and specialty retail franchises. Properties are selected for acquisition based on an examination and evaluation by the General Partners or an Affiliate of the potential value of the site, the financial condition and business history of the proposed lessee, the demographics of the area in which the Property is located, the proposed purchase price and lease terms, geographic and market diversification, and potential operating results. Similar analyses are utilized in selecting Equipment. The Partnership anticipates that only fee interests in real property will be acquired, although other interests (including acquisitions of buildings, with the underlying land being subject to a long-term ground lease) may be acquired if it is deemed to be advantageous to the Partnership.

     In making investments, the General Partners consider relevant factors, including the condition and proposed use of the Property and/or Equipment, income-producing capacity, the financial condition of the lessee, and with respect to Properties, the prospects for long-term appreciation. In no event will Property or Equipment be acquired unless a satisfactory lease commitment has been obtained from a suitable lessee as further described below.

     In selecting specific Properties, the General Partners generally require the following:

          (i) Base annual rent will provide a specified minimum return on the contract purchase price of the Property; the majority of the leases will provide for fixed increases on specific dates or indexation of rents to indices such as the Consumer Price Index. Leases may also provide for percentage rents calculated to provide rents equal to a percentage of the lessee's gross sales if greater than the base rent; and

          (ii) The initial lease will have a term of between ten and twenty years.

     In selecting specific Equipment, the General Partners typically require the following:

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

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is not a party to any material legal proceeding nor, to the best of its knowledge, are any such proceedings either pending or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During 1998, the Partnership solicited the approval of the Limited Partners for the sale of the general partnership interest held by Captec and Mr. Beach to Captec Net Lease Realty, Inc., an Affiliate of the General Partners.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEAR ENDED      YEAR ENDED
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
STATEMENTS OF OPERATIONS DATA:
Operating revenue:
  Rental income.............................................    $  1,243,403    $   295,367
  Finance income............................................         548,342        201,314
                                                                ------------    -----------
     Total operating revenue................................       1,791,745        496,681
                                                                ------------    -----------
OPERATING COSTS AND EXPENSES:
  Depreciation..............................................         131,565         32,988
  General and administrative................................          80,536         31,296
                                                                ------------    -----------
     Total operating costs and expenses.....................         212,101         64,284
                                                                ------------    -----------
     Income from operations.................................       1,579,644        432,397
                                                                ------------    -----------
OTHER INCOME (EXPENSE):
  Interest income...........................................         254,673         92,048
  Interest expense..........................................         (23,603)            --
  Other.....................................................              35          1,598
                                                                ------------    -----------
     Total other income.....................................         231,105         93,646
                                                                ------------    -----------
Net income..................................................       1,810,749        526,043
Net income allocable to general partners....................          18,107          5,260
                                                                ------------    -----------
Net income allocable to limited partners....................    $  1,792,642    $   520,783
                                                                ============    ===========
Net income per limited partnership unit.....................    $      72.37    $     74.10
                                                                ============    ===========
Weighted average number of limited partnership units
  outstanding...............................................          24,769          7,028
                                                                ============    ===========
OTHER DATA:
Cash flows from operating activities........................    $  1,710,034    $   579,235
Cash flows from investing activities........................    $(20,428,353)   $(8,677,520)
Cash flows from financing activities........................    $ 15,612,283    $13,106,479

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
BALANCE SHEET DATA:
Cash and cash equivalents...................................    $  2,890,347    $ 5,008,194
Investments in property under leases........................    $ 28,941,321    $ 8,644,533
Total assets................................................    $ 32,659,591    $13,731,578
Total liabilities...........................................    $  6,671,410    $   179,058

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The offering reached final funding in December 1998 with subscriptions for the entire 30,000 Units. Net proceeds after offering expenses were approximately $26.1 million.

     In December, 1998, the Partnership entered into a $6.375 million term note, the proceeds of which were used to acquire additional properties. The note has a 10 year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.13% per annum. During 1998, the Partnership acquired 13 properties at an aggregate cost of $15.8 million.

     As of December 31, 1998, the Partnership had $21.6 million invested in 18 net leased real estate properties and $8.5 million invested in 24 equipment packages.

     The Partnership expects that only limited amounts of liquid assets will be required for existing Properties since the form of lease which it uses for its Properties and Equipment requires lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance. The General Partners expect that the cash flow to be generated by the Partnership's Properties and Equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to Limited Partners.

RESULTS OF OPERATIONS

     Total revenue increased 261% to $1.8 million for the year ended December 31, 1998 as compared to $497,000 for 1997. Rental revenue increased 321% to $1.2 million for 1998 as compared to $295,000 for 1997. The increase in rental revenue resulted principally from the acquisition of 13 properties and the benefit of a full period of rental revenue from the 5 properties acquired and leased in the preceding year. Finance income increased to $548,000 in 1998 as compared to $201,000 in 1997 as a result of the acquisition of 15 equipment packages in 1998 and the benefit of a full period of finance income from the 9 equipment packages acquired in the preceding year. Interest income of $255,000 was earned in 1998 as a result of investments in idle funds during the year.

     Depreciation expense increased 299% to $132,000 for 1998 as compared to $33,000 for 1997 due to the acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding year. The Partnership incurred general and administrative costs of $81,000 in 1998 as compared to $31,000 in 1997.

     As a result of the foregoing, the Partnership earned net income of approximately $1.8 million in 1998. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners.

     During the year ended December 31, 1998, the Partnership made distributions to limited partners totaling $2.1 million.

YEAR 2000

     The Year 2000 issue is a result of the way computer programs historically manipulate date information based on a two-digit year ("98" instead of "1998"). The issue is that the "00" year designation can potentially cause miscalculations or failures within the computer system if "00" is misinterpreted as the year 1900 instead of the year 2000. These failures could potentially lead to temporary disruption of operations and the inability to conduct normal business activities.

     The Partnership predominantly uses standard application software supported by third party vendors. Information has been obtained from key third-party financial software vendors that comprise the core business applications indicating the core software systems are currently Year 2000 compliant.

     The General Partner is in the process of identifying key business partners, such as financial institutions and lessees, to assess their status of Year 2000 readiness. Upon completion of the assessment process, a strategy on how to address each partner will be developed based on the relative importance of each relationship. Documentation regarding the state of readiness of business partners will be compiled as the assessment progresses.

     The General Partner's major software applications are currently Year 2000 compliant, and the core computing infrastructure including personal computers and network server hardware and software are all compliant. Therefore, the General Partner does not anticipate the total cost of Year 2000 compliance to have a material adverse effect on the Partnership's business or results of operations. The General Partner and the Partnership have incurred minimal costs to date related to Year 2000 compliance.

     The failure to identify and correct material Year 2000 problems adequately could result in an interruption to or failure of certain normal business activities or operations. These interruptions or failures could adversely affect the Partnership's financial condition; however, the extent of the impact can not presently be determined. The General Partner is dependent upon the Year 2000 readiness information provided by its vendors and external business partners, and their ability to achieve Year 2000 compliance with their computer systems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements on Page F-i of this Form 10-K for Financial Statements and Financial Statement Schedules, where applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership does not have directors or officers.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers or directors

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To the best knowledge of the Partnership, as of December 31, 1998 no person known by the Partnership, beneficially owned more than 5% of the outstanding Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1998, the General Partner received Acquisition Fees from the Partnership in an amount equal to $1,088,073, for services rendered in connection with the selection, evaluation and acquisition of the Property, as provided in the Partnership Agreement.

     The General Partners believe that the Asset Management Agreement entered into is on terms no less favorable to the Partnership than those customary for similar services by independent firms in the relevant geographic area. The property management agreement provides for termination by a majority vote of the Limited Partners, without penalty, upon 60 days prior written notice. During 1998, $22,934 was paid or incurred by the Partnership in Asset Management Fees.

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

     The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partners or any of their affiliates have not and will not be the result of arm's-length negotiations although the General Partners believe that such agreements and arrangements will approximate those which would be arrived at through arm's-length negotiations. While the Partnership will make no loans to the General Partners or their affiliates, the Partnership may borrow money from the General Partners or their affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose. The General Partners and their affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees), who may deal with the Partnership, although there are no present arrangements with respect thereto. However, the Partnership Agreement prohibits receipt of rebates or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein or incorporated by reference:

NUMBER                              EXHIBIT
------                              -------
  4       Agreement of Limited Partnership of Registrant (Incorporated
          by reference from Exhibit B of the final Prospectus dated
          December 23, 1996, as supplemented and filed with the
          Securities and Exchange Commission, S.E.C. File No.
          333-9371)
 4.1      Amended Agreement of Limited Partnership of Registrant.
10.1      Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C.
 27       Financial Data Schedule
99.1      Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final
          Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 333-9371.)

     (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K for the fourth quarter ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CAPTEC FRANCHISE CAPITAL
                                          PARTNERS L.P. IV

                                          By: Captec Net Lease Realty, Inc.,
                                            Managing General Partner

                                          By: /s/ W. ROSS MARTIN
                                            ------------------------------------
                                            W. Ross Martin
                                            Executive Vice President,
                                            Chief Financial Officer

                                          Date: March 31, 1999

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ PATRICK L. BEACH
    --------------------------------------------------------
    Patrick L. Beach
    Chairman of the Board of Directors,
    President and Chief Executive Officer

Date: March 31, 1999

By: /s/ W. ROSS MARTIN
    --------------------------------------------------------
    W. Ross Martin
    Executive Vice President,
    Chief Financial Officer

Date: March 31, 1999

                         INDEX TO FINANCIAL STATEMENTS

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                                                                 PAGE
                                                                 ----
Report of Independent Accountants...........................     F(a)-1

Financial Statements:
  Balance Sheet.............................................     F(a)-2
  Statement of Operations...................................     F(a)-3
  Statement of Changes in Partners' Capital.................     F(a)-4
  Statement of Cash Flows...................................     F(a)-5
  Notes to Financial Statements.............................     F(a)-6

Report of Independent Accountants...........................    F(a)-10

Schedule III -- Properties and Accumulated Depreciation as
  of December 31, 1998......................................    F(a)-11

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Net Lease Realty, Inc.
Managing General Partner of
Captec Franchise Capital Partners L.P. IV:

     We have audited the accompanying balance sheet of Captec Franchise Capital Partners L.P. IV as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. IV as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP
March 10, 1999

                                     F(a)-1

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                                 BALANCE SHEET
                           December 31, 1998 and 1997

                                                                   1998           1997
                                                                   ----           ----
ASSETS
Cash and cash equivalents...................................    $ 1,902,158    $ 5,008,194
Restricted cash.............................................        988,189             --
Investment in property under leases:
  Operating leases, net.....................................     21,433,864      5,805,870
  Financing leases, net.....................................      7,507,457      2,838,663
Accounts receivable.........................................        130,234          3,487
Unbilled rent, net..........................................        128,842         25,983
Due from related parties....................................        175,617         49,381
Deferred financing costs....................................        393,230             --
                                                                -----------    -----------
     Total assets...........................................    $32,659,591    $13,731,578
                                                                ===========    ===========

LIABILITIES & PARTNERS' CAPITAL
Liabilities:
  Accounts payable and accrued expenses.....................    $    46,701    $    49,375
  Due to related parties....................................        249,709        129,683
  Notes Payable.............................................      6,375,000             --
                                                                -----------    -----------
     Total liabilities......................................      6,671,410        179,058
                                                                -----------    -----------
Partners' Capital:
Limited partners' capital accounts..........................     25,964,614     13,547,060
General partners' capital accounts..........................         23,567          5,460
                                                                -----------    -----------
     Total partners' capital................................     25,988,181     13,552,520
                                                                -----------    -----------
     Total liabilities & partners' capital..................    $32,659,591    $13,731,578
                                                                ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                                     F(a)-2

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                            STATEMENT OF OPERATIONS
                 for the years ended December 31, 1998 and 1997

                                                                   1998         1997
                                                                   ----         ----
Operating revenue:
  Rental income.............................................    $1,243,403    $295,367
  Finance income............................................       548,342     201,314
                                                                ----------    --------
     Total operating revenue................................     1,791,745     496,681
                                                                ----------    --------
Operating costs and expenses:
  Depreciation..............................................       131,565      32,988
  General and administrative................................        80,536      31,296
                                                                ----------    --------
     Total operating costs and expenses.....................       212,101      64,284
                                                                ----------    --------
     Income from operations.................................     1,579,644     432,397
                                                                ----------    --------
Other income (expense):
  Interest income...........................................       254,673      92,048
  Interest expense..........................................       (23,603)         --
  Other.....................................................            35       1,598
                                                                ----------    --------
     Total other income.....................................       231,105      93,646
                                                                ----------    --------
Net income..................................................     1,810,749     526,043
Net income allocable to general partner.....................        18,107       5,260
                                                                ----------    --------
Net income allocable to limited partners....................    $1,792,642    $520,783
                                                                ==========    ========
Net income per limited partnership unit.....................    $    72.37    $  74.10
                                                                ==========    ========
Weighted average number of limited partnership units
  outstanding...............................................        24,769       7,028
                                                                ==========    ========

    The accompanying notes are an integral part of the financial statements.

                                     F(a)-3

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 for the years ended December 31, 1998 and 1997

                                                      LIMITED       LIMITED       GENERAL        TOTAL
                                                     PARTNERS'     PARTNERS'     PARTNERS'     PARTNERS'
                                                       UNITS       ACCOUNTS      ACCOUNTS       CAPITAL
                                                     ---------     ---------     ---------     ---------
Balance, December 31, 1996.......................         --      $       100     $   200     $       300
Issuance of 15,392 limited partnership units,
  net............................................     15,392       13,385,077                  13,385,077
Distributions -- ($23.32 per unit)...............         --         (358,900)         --        (358,900)
Net income.......................................         --          520,783       5,260         526,043
                                                      ------      -----------     -------     -----------
Balance, December 31, 1997.......................     15,392       13,547,060       5,460      13,552,520
Issuance of 14,608 limited partnership units,
  net............................................     14,608       12,713,912                  12,713,912
Distributions -- ($69.63 per unit)...............         --       (2,089,000)         --      (2,089,000)
Net income.......................................         --        1,792,642      18,107       1,810,749
                                                      ------      -----------     -------     -----------
Balance, December 31, 1998.......................     30,000      $25,964,614     $23,567     $25,988,181
                                                      ======      ===========     =======     ===========

    The accompanying notes are an integral part of the financial statements.

                                     F(a)-4

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                            STATEMENT OF CASH FLOWS
                 for the year ended December 31, 1998 and 1997

                                                                    1998           1997
                                                                    ----           ----
Cash flows from operating activities:
  Net Income................................................    $  1,810,749    $   526,043
  Adjustments to net income:
     Depreciation...........................................         131,565         32,987
     Decrease in prepaid expenses...........................              --            339
     Increase in unbilled rent..............................        (102,859)       (25,983)
     Increase in accounts receivable........................        (126,747)        (3,487)
     Increase (decrease) in accounts payable and accrued
      expenses..............................................          (2,674)        49,336
                                                                ------------    -----------
Net cash provided by operating activities...................       1,710,034        579,235
                                                                ------------    -----------
Cash flows from investing activities:
  Purchase and construction advances of real estate for
     operating leases.......................................     (15,759,559)    (5,838,857)
  Purchase of equipment for financing leases................      (5,473,417)    (3,051,499)
  Reduction of net investment in financing leases...........         804,623        212,836
                                                                ------------    -----------
Net cash used in investing activities.......................     (20,428,353)    (8,677,520)
                                                                ------------    -----------
Cash flows from financing activities:
  (Increase) in due from related parties....................        (126,236)       (49,381)
  Increase in due to related parties........................         120,026        129,683
  Proceeds from issuance of notes payable...................       6,375,000             --
  Issuance costs............................................        (393,230)            --
  Issuance of limited partnership units.....................      14,598,683     15,380,902
  Offering costs............................................      (1,884,771)    (1,995,825)
  Distributions to limited partners.........................      (2,089,000)      (358,900)
  Increase in restricted cash...............................        (988,189)            --
                                                                ------------    -----------
Net cash provided by financing activities...................      15,612,283     13,106,479
                                                                ------------    -----------
Net (decrease) increase in cash and cash equivalents........      (3,106,036)     5,008,194
Cash and cash equivalents, beginning of period..............       5,008,194             --
                                                                ------------    -----------
Cash and cash equivalents, end of period....................    $  1,902,158    $ 5,008,194
                                                                ============    ===========

    The accompanying notes are an integral part of the financial statements.

                                     F(a)-5

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

     The general partners upon formation of the Partnership were Captec Franchise Capital Corporation IV (the "Corporation"), a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec"), and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August, 1998, the general partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec.

     The Partnership commenced a public offering of 30,000 limited partnership interests ("Units"), priced at $1,000 per unit, on December 31, 1996. The Partnership commenced operations on March 5, 1997. At December 31, 1998, the Partnership had accepted subscriptions for all 30,000 Units.

     Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

     Following is a summary of the Partnership's significant accounting policies:

          A. CASH AND CASH EQUIVALENTS: The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          B. RESTRICTED CASH: The Partnership is required to maintain a cash balance in an escrow account until specific post closing requirements have been satisfied related to the note payable.

          C. RENTAL INCOME FROM OPERATING LEASES: The Partnership's operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent.

          D. LAND AND BUILDING SUBJECT TO OPERATING LEASES: Land and buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years).

          E. NET INVESTMENT IN FINANCING LEASES: Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

          F. NOTE PAYABLE: The fair value of fixed rate debt approximates the book value.

          G. NET INCOME PER LIMITED PARTNERSHIP INTEREST: Net income per limited partnership interest is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners' allocable share of the net income.

          H. INCOME TAXES: No provision for income taxes is included in the accompanying financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns.

          I. ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                                     F(a)-6

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

1. THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES -- CONTINUED: amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. DISTRIBUTIONS:

     Cash flows of the Partnership are allocated 99% to the limited partners and 1% to the General Partner, except that the General Partner's share is subordinated to a 10% per annum cumulative, non-compounded preferred return to the limited partners. Net sale or refinancing proceeds of the Partnership will be allocated 90% to the limited partners 10% to the General Partner, except that the General Partner's share will be subordinated to a 10.5% per annum cumulative, non-compounded return on their Adjusted Investment plus return of the original contributions to the limited partners.

     Distributions of cash flow from operations are paid quarterly in arrears.

3. RELATED PARTY TRANSACTIONS AND AGREEMENTS:

     Organization and offering expenses, excluding selling commissions, are paid initially by the General Partners and/or their affiliates and are reimbursed by the Partnership in an amount equal to up to 3% of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the General Partner and/or its affiliates are paid a non-accountable expense allowance by the Partnership in an amount equal to 2% of the gross proceeds of the offering. The General Partner and/or its affiliates were reimbursed $752,350 and $710,310 during 1998 and 1997, respectively. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts.

     The Partnership paid to Participating Dealers, including affiliates of the general partners, selling commissions in an amount equal to 8% of the purchase price of all Units placed by them directly. There were $1,156,562 and $1,223,946 of selling commissions incurred during 1998 and 1997, respectively. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts.

     Pursuant to the Partnership Agreement, acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee) are incurred to the General Partner and the General Partner's affiliates. The Partnership incurred $1,088,073 and $341,936 in acquisition fees during 1998 and 1997, respectively.

     The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner's affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $22,934 and $6,297 were incurred during 1998 and 1997, respectively.

     The Partnership Agreement provides for the General Partner to receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum, cumulative non-compounded preferred return on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions.

                                     F(a)-7

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

4. LAND AND BUILDING SUBJECT TO OPERATING LEASES:

     The net investment in operating leases as of December 31, 1998 and 1997 is comprised of the following:

                                                            1998           1997
                                                            ----           ----
Land.................................................    $ 8,116,644    $2,676,582
Building and improvements............................     10,546,486     3,162,276
Construction draws...................................      2,935,286            --
                                                         -----------    ----------
                                                          21,598,416     5,838,858
Less accumulated depreciation........................       (164,552)      (32,988)
                                                         -----------    ----------
       Total.........................................    $21,433,864    $5,805,870
                                                         ===========    ==========

     All construction draws are subject to the terms of a standard lease agreement with the Partnership, which fully obligates the tenant to the long-term lease of all amounts advanced under construction draws. At December 31, 1998 the unfunded commitment on properties under construction was $2.6 million.

     The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 1998.

1999........................................................    $ 1,855,583
2000........................................................      1,861,446
2001........................................................      1,887,650
2002........................................................      1,939,929
2003........................................................      1,959,726
Thereafter..................................................     25,382,836
                                                                -----------
       Total................................................    $34,887,170
                                                                ===========

5. NET INVESTMENT IN FINANCING LEASES:

     The net investment in financing leases as of December 31, 1998 and 1997 is comprised of the following:

                                                            1998           1997
                                                            ----           ----
Minimum lease payments to be received................    $ 9,002,591    $3,714,592
Estimated residual value.............................        232,697        81,372
                                                         -----------    ----------
Gross investment in financing leases.................      9,235,288     3,795,964
Less unearned income.................................     (1,727,831)     (957,301)
                                                         -----------    ----------
Net investment in financing leases...................    $ 7,507,457    $2,838,663
                                                         ===========    ==========

     The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 1998:

1999........................................................    $1,880,606
2000........................................................     1,889,534
2001........................................................     1,854,550
2002........................................................     1,694,218
2003........................................................     1,089,649
Thereafter..................................................       594,034
                                                                ----------
       Total................................................    $9,002,591
                                                                ==========

                                     F(a)-8

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

6. NOTES PAYABLE:

     In December, 1998, the Partnership entered into a $6.375 million term note, the proceeds of which were used to acquire additional properties. The note has a 10 year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.13% per annum. At December 31, 1998, annual maturities on the note are as follows:

1999........................................................    $       --
2000........................................................            --
2001........................................................       132,663
2002........................................................       143,860
2003........................................................       156,002
Thereafter..................................................     5,942,475
                                                                ----------
       Total................................................    $6,375,000
                                                                ==========

     Debt issuance costs of approximately $393,000 were incurred in connection with the issuance of the note and will be amortized using the straight-line method to interest expense over the term of the note.

7. SUBSEQUENT EVENT:

     Based upon the results of operations for the three month period ended December 31, 1998, the Partnership declared distributions of $812,500 to its limited partners on January 15, 1999.

                                     F(a)-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Net Lease Realty, Inc.
Managing General Partner of
Captec Franchise Capital Partners L.P. IV:

     In connection with our audit of the financial statements of Captec Franchise Capital Partners L.P. IV as of December 31, 1998, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in the index to Financial Statements contained in this Form 10-K.

     In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

March 10, 1999

                                     F(a)-10

                                  SCHEDULE III

                    PROPERTIES AND ACCUMULATED DEPRECIATION
                            As of December 31, 1998

                                                                               COST       GROSS AMOUNT
                                                                            CAPITALIZED     AT WHICH
                                                                INITIAL     SUBSEQUENT     CARRIED AT
                          TYPE OF     STATE                     COST TO         TO           CLOSE       ACCUMULATED
        CONCEPT           PROPERTY   LOCATION   ENCUMBRANCES    COMPANY     ACQUISITION    OF PERIOD     DEPRECIATION
        -------           --------   --------   ------------    -------     -----------   ------------   ------------
Commenced Leases:
 Golden Corral.........  Restaurant     FL              --        577,500       --            577,500       15,283
 Boston Market.........  Restaurant     MN              --      1,022,200       --          1,022,200       27,942
 Hollywood Video.......  Retail         OH         736,836      1,455,300       --          1,455,300       24,600
 Blockbuster Video.....  Retail         GA         590,078      1,170,000       --          1,170,000       25,802
 Italian Oven..........  Restaurant     TX         883,177      1,680,000       --          1,680,000       18,417
 Arby's................  Restaurant     OH              --        819,000       --            819,000          917
 Hollywood Video.......  Retail         OH         762,912      1,454,880       --          1,454,880        6,614
 Steak & Ale...........  Restaurant     MI       1,028,261      2,100,000       --          2,100,000       12,823
 Steak & Ale...........  Restaurant     PA       1,196,139      2,441,250       --          2,441,250       11,793
 Bennigan's............  Restaurant     VA         796,226      1,627,500       --          1,627,500       15,986
 Taco Bell.............  Restaurant     MI              --        766,500       --            766,500           --
 Taco Bell.............  Restaurant     MI              --        766,500       --            766,500           --
 Arby's................  Restaurant     MI         381,371        840,000       --            840,000        4,375
 Tony Roma's...........  Restaurant     TX              --      1,942,500       --          1,942,500           --
                                                 ---------     ----------        --        ----------      -------
Subtotal -- Commenced
 Leases................                          6,375,000     18,663,130       --         18,663,130      164,552
                                                 ---------     ----------        --        ----------      -------
Construction Draws on
 Leases:
 Arby's................  Restaurant     CO              --        583,507       --            583,507           --
 Del Taco..............  Restaurant     CA              --      1,226,584       --          1,226,584           --
 Carino's..............  Restaurant     TX              --        525,000       --            525,000           --
 Jared Jewelers........  Retail         TX              --        600,195       --            600,195           --
                                                 ---------     ----------        --        ----------      -------
Subtotal -- Construction
 Draws.................                                 --      2,935,286       --          2,935,286           --
                                                 ---------     ----------        --        ----------      -------
Total Properties.......                          6,375,000     21,598,416       --         21,598,416      164,552
                                                 =========     ==========        ==        ==========      =======


                           DATE OF
                         ACQUISITION/   ACQUISITION/
        CONCEPT          CONSTRUCTION   CONSTRUCTION  DEPRECIATION
        -------          ------------   ------------  ------------
Commenced Leases:
 Golden Corral.........      1997       Acquisition     40 Years
 Boston Market.........      1997       Acquisition     40 Years
 Hollywood Video.......      1997       Acquisition     40 Years
 Blockbuster Video.....      1997       Acquisition     40 Years
 Italian Oven..........      1997       Acquisition     40 Years
 Arby's................      1998       Construction    40 Years
 Hollywood Video.......      1998       Acquisition     40 Years
 Steak & Ale...........      1998       Acquisition     40 Years
 Steak & Ale...........      1998       Acquisition     40 Years
 Bennigan's............      1998       Acquisition     40 Years
 Taco Bell.............      1998       Acquisition     40 Years
 Taco Bell.............      1998       Acquisition     40 Years
 Arby's................      1998       Acquisition     40 Years
 Tony Roma's...........      1998       Acquisition     40 Years
Subtotal -- Commenced
 Leases................
Construction Draws on
 Leases:
 Arby's................      1998       Construction          --
 Del Taco..............      1998       Construction          --
 Carino's..............      1998       Construction          --
 Jared Jewelers........      1998       Construction          --
Subtotal -- Constructio
 Draws.................
Total Properties.......

-------------------------
Notes:

The changes in total properties for the years ended December 31, 1998 and 1997 are as follows:

                                                                      1998           1997
                                                                      ----           ----
    Balance, beginning of year.................................    $ 5,838,857    $       --
    Acquisitions...............................................     15,759,559     5,838,857
    Dispositions and other.....................................             --            --
                                                                   -----------    ----------
    Balance, end of year.......................................    $21,598,416    $5,838,857
                                                                   ===========    ==========

The changes in accumulated depreciation for the years ended December 31, 1998 and 1997 are as follows:

                                                                      1998       1997
                                                                      ----       ----
    Balance, beginning of year..................................    $ 32,987    $    --
    Depreciation expense........................................     131,565     32,987
    Dispositions and other......................................          --         --
                                                                    --------    -------
    Balance, end of year........................................    $164,552    $32,987
                                                                    ========    =======

                                     F(a)-11

                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  4            Agreement of Limited Partnership of Registrant (Incorporated
               by reference from Exhibit B of the final Prospectus dated
               December 23, 1996, as supplemented and filed with the
               Securities and Exchange Commission, S.E.C. File No.
               333-9371)
  4.1          Amended Agreement of Limited Partnership of Registrant.
 10.1          Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C.
 27            Financial Data Schedule
 99.1          Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final
               Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 333-9371.)