Form 10-Q
period 1999-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1999-05-17
CIK 1020157

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                       MARCH 31, 1999
                               -----------------------------------------------
                                       OR

[   ]              TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                           EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                       TO
                              -----------------------  -----------------------

COMMISSION FILE NUMBER:                     333-9371
                       -------------------------------------------------------

                    Captec Franchise Capital Partners L.P. IV
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           38-3304095
---------------------------------                  ----------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not Applicable

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                               INDEX TO FORM 10-Q


PART I    FINANCIAL INFORMATION                                                                     Page


Item 1.   Balance Sheets, March 31, 1999 and December 31,1998....................................     1

          Statements of Operations for the three months
          ended March 31, 1999 and 1998..........................................................     2

          Statement of Changes in Partners' Capital for the three months
          ended March 31, 1999 ..................................................................     3

          Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998..........................................................     4

          Notes to Financial Statements..........................................................     5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................................     7


PART II   OTHER INFORMATION......................................................................     9

SIGNATURES.......................................................................................    11

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                  BALANCE SHEET


                                                   (Unaudited)
                                                     MARCH 31,         DECEMBER 31,
                                                       1999               1998
                                      ASSETS

Cash and cash equivalents                          $ 2,053,337        $ 1,902,158
Restricted cash                                      1,739,409            988,189
Investment in property under leases:
   Operating leases, net                            22,666,435         21,433,864
   Financing leases, net                             8,337,552          7,507,457
Accounts receivable                                    131,860            130,234
Unbilled rent, net                                     171,715            128,842
Due from related parties                               150,506            175,617
Deferred financing costs, net                          550,751            393,230
                                                   -----------        -----------

    Total assets                                   $35,801,565        $32,659,591
                                                   ===========        ===========


                         LIABILITIES & PARTNERS' CAPITAL


Liabilities:
   Accounts payable and accrued expenses           $   138,839        $    46,701
   Due to related parties                              263,091            249,709
   Notes Payable                                     9,651,000          6,375,000
                                                   -----------        -----------

    Total liabilities                               10,052,930          6,671,410
                                                   -----------        -----------

Partners' Capital:
Limited partners' capital accounts                  25,719,338         25,964,614
General partners' capital accounts                      29,297             23,567
                                                   -----------        -----------

    Total partners' capital                         25,748,635         25,988,181
                                                   -----------        -----------

    Total liabilities & partners' capital          $35,801,565        $32,659,591
                                                   ===========        ===========



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1999 and 1998
                                   (Unaudited)


                                                            1999             1998
Operating revenue:
   Rental income                                          $605,860        $177,783
   Finance income                                          200,815          90,322
                                                          --------        --------

                Total operating revenue                    806,675         268,105
                                                          --------        --------

Operating costs and expenses:
   Depreciation                                             72,611          19,764
   General and administrative                               19,676          27,769
   Amortization of debt issuance costs                      14,122              --
   Interest expense                                        131,119              --
                                                          --------        --------

                Total operating costs and expenses         237,528          47,533
                                                          --------        --------

                Income from operations                     569,147         220,572
                                                          --------        --------

Other income:
   Interest income                                           2,832          79,819
   Other                                                       975              --
                                                          --------        --------

                Total other income                           3,807          79,819
                                                          --------        --------

Net income                                                 572,954         300,391

Net income allocable to general partner                      5,730           3,004
                                                          --------        --------

Net income allocable to limited partners                  $567,224        $297,387
                                                          ========        ========

Net income per limited partnership unit                   $  18.91        $  16.99
                                                          ========        ========

Weighted average number of limited partnership
   units outstanding                                        30,000          17,508
                                                          ========        ========



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL for the three months ended March 31, 1999
                                   (Unaudited)


                                       Limited            Limited              General              Total
                                      Partners'          Partners'            Partners'           Partners'
                                        Units            Accounts             Accounts             Capital
                                        -----          ------------         ------------        ------------
Balance, December 31, 1998              30,000           25,964,614               23,567          25,988,181


Distributions - ($27.08 per unit)           --             (812,500)                  --            (812,500)

Net income                                  --              567,224                5,730             572,954
                                        ------         ------------         ------------        ------------

Balance, March 31, 1999                 30,000         $ 25,719,338         $     29,297        $ 25,748,635
                                        ======         ============         ============        ============



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1999 and 1998
                                   (Unaudited)


                                                                                1999                1998
Cash flows from operating activities:
   Net Income                                                               $   572,954         $   300,391
   Adjustments to net income:
        Depreciation                                                             72,611              19,764
        Amortization of debt issuance costs                                      14,122                  --
        Decrease in prepaid expenses                                                 --                  --
        (Increase) in unbilled rent                                             (42,873)             (7,400)
        (Increase) in accounts receivable                                        (1,626)            (12,519)
        Increase (decrease) in accounts payable and accrued expenses             92,137              (2,812)
                                                                            -----------         -----------

Net cash provided by operating activities                                       707,325             297,424
                                                                            -----------         -----------

Cash flows from investing activities:
   Purchase and construction advances of real estate
        for operating leases                                                 (1,305,181)           (413,342)
   Purchase of equipment for financing leases                                (1,131,619)         (1,427,462)
   Principal payments on financing leases                                       301,525             128,326
                                                                            -----------         -----------

Net cash used in investing activities                                        (2,135,275)         (1,712,478)
                                                                            -----------         -----------

Cash flows from financing activities:
   Decrease (increase) in due from related parties                               25,111             (34,497)
   Increase in due to related parties                                            13,381              30,686
   Proceeds from issuance of notes payable                                    3,276,000                  --
   Debt issuance costs                                                         (171,643)                 --
   Issuance of limited partnership units                                             --           4,717,201
   Offering costs                                                                    --            (606,864)
   Distributions to limited partners                                           (812,500)           (349,999)
   (Increase) in restricted cash                                               (751,220)                 --
                                                                            -----------         -----------

Net cash provided by financing activities                                     1,579,129           3,756,527
                                                                            -----------         -----------

Net (decrease) increase in cash and cash equivalents                            151,179           2,341,473

Cash and cash equivalents, beginning of period                                1,902,158           5,008,194
                                                                            -----------         -----------

Cash and cash equivalents, end of period                                    $ 2,053,337         $ 7,349,667
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

       The Partnership commenced a public offering of limited partnership interests ("Units") on December 23, 1996. A minimum of 2,000 Units and a maximum of 30,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on March 5, 1997, and the Partnership immediately commenced operations. At March 31, 1999, the Partnership had 30,000 Units issued and outstanding.

       Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

       The balance sheet of the Partnership as of March 31, 1999 and the statements of operations and cash flows for the period ending March 31, 1999 and 1998 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results expected for the full year.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                          NOTES TO FINANCIAL STATEMENTS




2.     LAND AND BUILDING SUBJECT TO OPERATING LEASES:

       The net investment in operating leases as of March 31, 1999 is comprised of the following:

          Land                                          $  9,561,038
          Building and improvements                       12,221,093
          Construction draws on properties                 1,121,467
                                                        ------------

                                                          22,903,598
          Less accumulated depreciation                     (237,163)
                                                        ------------
          Total                                         $ 22,666,435
                                                        ============


3.     NET INVESTMENT IN FINANCING LEASES:

       The net investment in financing leases as of March 31, 1999 is comprised of the following:

          Minimum lease payments to be received        $ 11,748,952
          Estimated residual value                          232,697
                                                       ------------

          Gross investment in financing leases           11,981,649
          Less unearned income                           (3,644,097)
                                                       ------------
          Net investment in financing leases           $  8,337,552
                                                       ============

4.     NOTES PAYABLE:

       In November, 1998, the Partnership entered into a $6.375 million term note, the proceeds of which were used to acquire additional properties. The note has a 10 year term, is collaterized by certain properties subject to operating leases, and bears an interest rate of 8.13% per annum.

       In March, 1999, the Partnership entered into an additional $3.3 million term note. The note also has a 10 year term, is collaterized by certain properties subject to operating leases, and bears an interest rate of 8.5% per annum.

       Debt issuance costs of approximately $565,000 in aggregate were incurred in connection with the issuance of the notes, and will be amortized using the straight-line method to interest expense over the 10 year term.

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

         As of December 31, 1998, the Partnership had accepted subscriptions for the entire offering of 30,000 Units. After payment of approximately $3.9 million in offering expenses, net proceeds available for investment from the sale of units was approximately $26.1 million. As of March 31, 1999 the partnership has invested approximately $24.0 million in 20 properties, including two properties in the construction phase, and approximately $8.5 million in 24 equipment leases.

         In December, 1998 the Partnership entered into a $6.375 million term note. The Partnership entered into an additional $3.276 million term note in March, 1999. Proceeds from the notes were used to acquire additional properties. The notes have 10 year terms, are collaterized by certain properties subject to operating leases, and bear interest at rates ranging from 8.13 to 8.5% per annum.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         PART I - FINANCIAL INFORMATION


         During the three months ending March 31, 1999, the Partnership purchased two real estate properties and completely funded two properties under construction at December 31, 1998. The Partnership acquired the properties subject to real estate leases at a total cost, including acquisition fees, of approximately $1.9 million, and funded approximately $543,000 to complete the two acquisitions under construction. One real estate property, acquired for approximately $1.1 million, is accounted for as a direct finance lease.

         As of March 31, 1999 the Partnership's investments were allocated approximately 74% to properties and 26% to equipment. This allocation is expected to change as additional properties and equipment are acquired. The final asset mix allocation is expected to be at least 75%, but not more than 90% properties, and up to 25%, but not less than 10% equipment

         Once substantially all of the Partnership's funds have been applied as intended, the Partnership expects to require limited amounts of liquid assets since the form of lease which it intends to use for its properties and equipment will require lessees to pay all taxes and assessments, maintenance and repairs items (except, with respect to double net properties, costs associated with the maintenance and repair of the exterior walls and roof of the property) and insurance premiums, including casualty insurance. The general partners expect that the cash flow to be generated by the Partnership's properties and equipment will be adequate to pay operating expenses and provide distributions to Limited Partners.


RESULTS OF OPERATIONS.
         For the three months ended March 31, 1999, the Partnership earned revenues of approximately $810,000 as compared to $268,000 for the three months ended March 31, 1998. Total revenue for the period ended March 31, 1999 is comprised of $606,000 of rental income, $201,000 of equipment lease finance income, and $3,000 of interest and miscellaneous income. The increase in revenues in 1999 resulted from the acquisition of properties during the past 12 months and the benefit of a full period of revenue from properties acquired and leased in preceding periods.

         For the three months ended March 31, 1999, the Partnership incurred expenses of approximately $238,000 as compared to $48,000 for the three months ended March 31, 1998. Total expenses for the period ended March 31, 1999 is comprised of $72,000 of depreciation expense, $20,000 of general and administrative expenses, $14,000 of amortization costs, and $131,000 of interest expense.

         As a result of the above the Partnership earned net income of approximately $573,000 for the three months ended March 31, 1999.

DISTRIBUTIONS.
         The Partnership declared first quarter distributions totaling $820,000, of which $712,000 was distributed to its limited partners on April 16, 1999 and the remaining $108,000 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           None
Item 2.    Changes in Securities
           None
Item 3.    Defaults Upon Senior Securities
           None
Item 4.    Submission of Matters to a Vote of Security Holders
           None
Item 5.    Other Information
           None

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                           PART II - OTHER INFORMATION


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

           4.1             Amended Agreement of Limited Partnership of
                           Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

           10.1            Promissory Note dated December 17, 1998 between
                           Registrant and National Realty Funding L.C.
                           (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

           10.2            Promissory Note dated March 30, 1999 between
                           Registrant and National Realty Funding L.C.

           27              Financial Data Schedule

           99.1            Pages 35-42 of the final Prospectus dated December
                           23, 1997 as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424 (b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 333-9371.)

           (b) Reports on Form 8-K:

           There were no reports filed on Form 8-K for the first quarter ended March 31, 1999.

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

                            By:      Captec Net Lease Realty, Inc.
                                     Managing General Partner of
                                     Captec Franchise Capital Partners L.P. IV



                            By:      /s/  W. Ross Martin
                                     ------------------------------------------
                                     W. Ross Martin
                                     Executive Vice President,
                                     Chief Financial Officer

                            Date:    May 14, 1999

                                 Exhibit Index



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

           4.1             Amended Agreement of Limited Partnership of
                           Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

           10.1            Promissory Note dated December 17, 1998 between
                           Registrant and National Realty Funding L.C.
                           (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

           10.2            Promissory Note dated March 30, 1999 between
                           Registrant and National Realty Funding L.C.

           27              Financial Data Schedule

           99.1            Pages 35-42 of the final Prospectus dated December
                           23, 1997 as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424 (b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 333-9371.)