Form 10-Q
period 1999-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1999-08-13
CIK 1020157

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                   JUNE 30, 1999
                               -------------------------------------------------
                                       OR
[    ]             TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                    TO
                               -------------------  ----------------------------

COMMISSION FILE NUMBER:                     333-9371
                       ---------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not Applicable

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                               INDEX TO FORM 10-Q


PART I            FINANCIAL INFORMATION                                                               Page


Item 1.           Balance Sheet, June 30, 1999 and December 31,1998......................................1

                  Statement of Operations for the three and six months
                  ended June 30, 1999 and 1998...........................................................2

                  Statement of Changes in Partners' Capital for the six months ended June 30, 1999 ...................................................................3

                  Statement of Cash Flows for the six months
                  ended June 30, 1999 and 1998...........................................................4

                  Notes to Financial Statements..........................................................5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................................7


PART II           OTHER INFORMATION......................................................................9

SIGNATURES..............................................................................................11


                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                 BALANCE SHEET




                                                                                (Unaudited)
                                                                                  June 30,               December 31,
                                                                                    1999                     1998
                                     Assets
Cash and cash equivalents                                                      $  1,298,964              $ 1,902,158
Restricted cash                                                                     145,918                  988,189
Investment in property under leases:
   Operating leases, net                                                         25,093,249               21,433,864
   Financing leases, net                                                          8,039,464                7,507,457
Accounts receivable                                                                  59,884                  130,234
Unbilled rent, net                                                                  232,675                  128,842
Due from related parties                                                             15,323                  175,617
Deferred financing costs, net                                                       559,633                  393,230
                                                                               ------------              -----------

    Total assets                                                               $ 35,445,110              $32,659,591
                                                                               ============              ===========

                         Liabilities & Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                                       $    153,655              $    46,701
   Due to related parties                                                           207,815                  249,709
   Notes payable                                                                  9,651,000                6,375,000
                                                                               ------------              -----------

    Total liabilities                                                            10,012,470                6,671,410
                                                                               ------------              -----------

Partners' capital:
Limited partners' capital accounts                                               25,433,711               25,964,614
General partner's capital accounts                                                   (1,071)                  23,567
                                                                               ------------              -----------

    Total partners' capital                                                      25,432,640               25,988,181
                                                                               ------------              -----------

    Total liabilities & partners' capital                                      $ 35,445,110              $32,659,591
                                                                               ============              ===========



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                               Three months ended                Six months ended
                                                                    June 30,                          June 30,
                                                            ------------------------        --------------------------

                                                              1999            1998             1999             1998
                                                              ----            ----             ----             ----
Operating revenue:
   Rental income                                            $643,151        $199,649        $1,249,011        $377,432
   Finance income                                            210,587         125,545           411,402         215,867
                                                            --------        --------        ----------        --------

                Total operating revenue                      853,738         325,194         1,660,413         593,299
                                                            --------        --------        ----------        --------

Operating costs and expenses:
   Depreciation                                               75,432          19,764           148,043          39,528
   General and administrative                                 43,322          18,093            62,998          45,862
   Amortization of debt issuance costs                        15,333               -            29,454               -
   Interest expense                                          199,187               -           330,306               -
                                                            --------        --------        ----------        --------

                Total operating costs and expenses           333,274          37,857           570,801          85,390
                                                            --------        --------        ----------        --------

                Income from operations                       520,464         287,337         1,089,612         507,909
                                                            --------        --------        ----------        --------

Other income:
   Interest income                                            20,448         100,985            23,280         180,804
   Other                                                       1,452              35             2,428              35
                                                            --------        --------        ----------        --------

                Total other income                            21,900         101,020            25,708         180,839
                                                            --------        --------        ----------        --------

Net income                                                   542,364         388,357         1,115,320         688,748

Net income allocable to general partner                        5,424           3,884            11,153           6,887
                                                            --------        --------        ----------        --------

Net income allocable to limited partners                    $536,940        $384,473        $1,104,167        $681,861
                                                            --------        --------        ----------        --------

Net income per limited partnership unit                     $  17.90        $  16.51        $    36.81        $  33.40
                                                            ========        ========        ==========        ========

Weighted average number of limited partnership
   units outstanding                                          29,997          23,282            29,999          20,413



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     for the six months ended June 30, 1999
                                   (Unaudited)



                                                  Limited            Limited           General              Total
                                                 Partners'           Partners'         Partner's          Partners'
                                                   Units             Accounts          Accounts            Capital
                                                 --------            ---------         ---------          ---------

Balance, December 31, 1998                         30,000           25,964,614           23,567           25,988,181


Distributions - ($54.42 per unit)                       -           (1,632,499)         (35,791)          (1,668,290)

Repurchase of limited partnership units                (3)              (2,571)                               (2,571)

Net income                                              -            1,104,167           11,153            1,115,320
                                                  -------         ------------         --------         ------------
Balance, June 30, 1999                             29,997         $ 25,433,711         $ (1,071)        $ 25,432,640
                                                  =======         ============         ========         ============



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                                      1999                   1998
Cash flows from operating activities:
   Net Income                                                                     $ 1,115,320           $    688,748
   Adjustments to net income:
        Depreciation                                                                  148,043                 39,528
        Amortization of debt issuance costs                                            29,454                      -
        Increase in unbilled rent                                                    (103,833)               (26,835)
        Decrease (increase) in accounts receivable                                     70,350                 (7,901)
        Increase (decrease) in accounts payable and accrued expenses                  106,954                (12,780)
                                                                                  -----------           ------------

Net cash provided by operating activities                                           1,366,288                680,760
                                                                                  -----------           ------------

Cash flows from investing activities:
   Purchase and construction advances for properties
        subject to operating leases                                                (3,807,428)            (6,535,831)
   Purchase of equipment and real estate subject to financing leases               (1,131,619)            (2,921,877)
   Principal collections on financing leases                                          599,612                288,970
                                                                                  -----------           ------------

Net cash used in investing activities                                              (4,339,435)            (9,168,738)
                                                                                  -----------           ------------

Cash flows from financing activities:
   Decrease (increase) in due from related parties                                    160,294                (63,443)
   (Decrease) Increase in due to related parties                                      (41,894)                32,323
   Proceeds from issuance of notes payable                                          3,276,000                      -
   Debt issuance costs                                                               (195,857)                     -
   Issuance of limited partnership units                                                    -             10,939,743
   Offering costs                                                                           -             (1,411,444)
   Repurchase of limited partnership units                                             (2,571)                     -
   Distributions to limited partners                                               (1,632,499)              (787,001)
   Distributions to general partner                                                   (35,791)                     -
   Decrease in restricted cash                                                        842,271                      -
                                                                                  -----------           ------------

Net cash provided by financing activities                                           2,369,953              8,710,178
                                                                                  -----------           ------------
Net (decrease) increase in cash and cash equivalents                                 (603,194)               222,200

Cash and cash equivalents, beginning of period                                      1,902,158              5,008,194
                                                                                  -----------           ------------

Cash and cash equivalents, end of period                                          $ 1,298,964           $  5,230,394
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

       The Partnership commenced a public offering of limited partnership interests ("Units") on December 23, 1996. A maximum of 30,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on March 5, 1997, and the Partnership immediately commenced operations. The Partnership completed the sale of all 30,000 Units in 1998. On April 1, 1999 the Partnership repurchased a total of 2.86 Units for $2,570.64, or 90% of the investor's capital account, pursuant to the terms of the Repurchase Plan set forth in the Partnership's Prospectus. At June 30, 1999, the Partnership had 29,997 Units issued and outstanding.

       Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

       The balance sheet of the Partnership as of June 30, 1999 and the statements of operations and cash flows for the period ending June 30, 1999 and 1998 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results expected for the full year.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                          NOTES TO FINANCIAL STATEMENTS




2.     LAND AND BUILDING SUBJECT TO OPERATING LEASES:

       The net investment in operating leases as of June 30, 1999 is comprised of the following:

Land                                                               $  9,924,600
Building and improvements                                            12,277,530
Construction draws on properties                                      3,184,223
                                                                   ------------

                                                                     25,386,353
Less accumulated depreciation                                          (293,104)
                                                                   ------------
Total                                                              $ 25,093,249
                                                                   ============



3.     NET INVESTMENT IN FINANCING LEASES:

       The net investment in financing leases as of June 30, 1999 is comprised of the following:

Minimum lease payments to be received                              $ 11,241,568
Estimated residual value                                                232,697
                                                                   ------------

Gross investment in financing leases                                 11,474,265
Less unearned income                                                 (3,434,801)
                                                                   ------------
Net investment in financing leases                                 $  8,039,464
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

       Debt issuance costs of approximately $589,087 in aggregate were incurred in connection with the issuance of the notes, and are being amortized using the straight-line method to interest expense over the 10 year term.

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

         As of December 31, 1998, the Partnership had accepted subscriptions for the entire offering of 30,000 Units. After payment of approximately $3.9 million in offering expenses, net proceeds available for investment from the sale of units was approximately $26.1 million. As of June 30, 1999 the partnership has invested approximately $26.5 million in 20 properties, including two properties in the construction phase, and approximately $8.5 million in 24 equipment leases.

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

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         PART I - FINANCIAL INFORMATION


         During the six months ending June 30, 1999, the Partnership purchased two real estate properties and completed the funding of three properties under construction at December 31, 1998. The Partnership also funded two real estate properties presently under construction. The Partnership acquired the properties subject to real estate leases at a total cost of approximately $2.8 million, and funded approximately $2.1 million to complete the properties under construction. One real estate property, acquired for approximately $1.1 million, is accounted for as a direct finance lease. The Partnership has remaining commitments of approximately $290,000 to complete the construction properties. As of June 30, 1999 the Partnership's investments were allocated approximately 76% to properties and 24% to equipment.

         The Partnership expects to require limited amounts of liquid assets since the property and equipment leases require the lessees to pay all taxes and assessments, maintenance and repairs items (except, with respect to double net properties, costs associated with the maintenance and repair of the exterior walls and roof of the property) and insurance premiums, including casualty insurance. The general partners expect that the cash flow to be generated by the Partnership's properties and equipment will be adequate to pay operating expenses and provide distributions to Limited Partners.


RESULTS OF OPERATIONS.

         For the six months ended June 30, 1999, the Partnership earned revenues of approximately $1,686,000 as compared to $774,000 for the six months ended June 30, 1998. Total revenue for the period ended June 30, 1999 is comprised of $1,249,000 of rental income, $411,000 of equipment lease finance income, $23,000 of interest income, and $3,000 of other income. The increase in revenues in 1999 resulted from the acquisition of properties during the past 12 months and the benefit of a full period of revenue from properties acquired and leased in preceding periods.

         For the six months ended June 30, 1999, the Partnership incurred expenses of approximately $571,000 as compared to $85,000 for the six months ended June 30, 1998. Total expenses for the period ended June 30, 1999 is comprised of $148,000 of depreciation expense, $63,000 of general and administrative expenses, $30,000 of amortization costs, and $330,000 of interest expense.

         As a result of the above the Partnership earned net income of approximately $1,115,000 for the six months ended June 30, 1999.


DISTRIBUTIONS.

         The Partnership declared second quarter distributions totaling $880,000, of which $705,419 was distributed to its limited partners on July 15, 1999 and the remaining $174,581 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

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

           4.1 Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

           10.1 Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

           10.2 Promissory Note dated March 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-Q for the quarter ended March 31, 1999)

           27              Financial Data Schedule

           99.1 Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424 (b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 333-9371.)

           (b) Reports on Form 8-K:

           There were no reports filed on Form 8-K for the second quarter ended June 30, 1999.

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

                              By:      Captec Net Lease Realty, Inc.
                                       Managing General Partner of
                                       Captec Franchise Capital Partners L.P. IV



                              By:      /s/  W. Ross Martin
                                       -----------------------------------------
                                       W. Ross Martin
                                       Executive Vice President,
                                       Chief Financial Officer

                              Date: August 13, 1999

                                 Exhibit Index


Exhibit No.                   Description
-----------                   -----------

    27                        Financial Data Schedule