Form 10-Q
period 1999-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 1999-11-15
CIK 1020157

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     September 30, 1999
                                             ------------------

                                       OR

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----
                        Commission file number: 333-9371


                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   38-3304095
                                   ----------
                      (IRS Employer Identification Number)

                 24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                  P.O. Box 544, Ann Arbor, Michigan 48106-0544
                  --------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (734) 994-5505
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the
past 90 days. Yes  X     No
                  ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court: Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not applicable

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                               INDEX TO FORM 10-Q


     ITEM NO.                                                                       PAGE
     --------                                                                       ----
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Balance Sheet, September 30, 1999 and December 31, 1998                 3

               Statement of Operations for the three and nine months
               ended September 30, 1999 and 1998                                       4

               Statement of Changes in Partners' Capital for the nine months
               ended September 30, 1999                                                5

               Statement of Cash Flows for the nine months
               ended September 30, 1999 and 1998                                       6

               Notes to Financial Statements                                       7 - 8

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          9 - 10

PART II        OTHER INFORMATION
               Other Information                                                 11 - 12

SIGNATURES                                                                            13


                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                  BALANCE SHEET

                                                                             (Unaudited)
                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 1999             1998
                                                  ASSETS
Cash and cash equivalents                                                   $     794,703    $   1,902,158
Restricted cash                                                                   171,749          988,189
Investment in property under leases:
   Operating leases, net                                                       25,296,573       21,433,864
   Financing leases, net                                                        7,736,123        7,507,457
Accounts receivable                                                                45,647          130,234
Unbilled rent, net                                                                305,459          128,842
Due from related parties                                                           15,323          175,617
Deferred financing costs, net                                                     544,315          393,230
                                                                            -------------    -------------
    Total assets                                                            $  34,909,892    $  32,659,591
                                                                            =============    =============

                                      LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                    $     119,787    $      46,701
   Due to related parties                                                           8,320          249,709
   Notes payable                                                                9,651,000        6,375,000
                                                                            -------------    -------------
    Total liabilities                                                           9,779,107        6,671,410
                                                                            -------------    -------------
Partners' capital:
Limited partners' capital accounts                                             25,144,041       25,964,614
General partner's capital accounts                                                (13,256)          23,567
                                                                            -------------    -------------
    Total partners' capital                                                    25,130,785       25,988,181
                                                                            -------------    -------------
    Total liabilities & partners' capital                                   $  34,909,892    $  32,659,591
                                                                            =============    =============



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                  Three months ended         Nine months ended
                                                     September 30,             September 30,
                                                 ---------------------     ---------------------

                                                     1999         1998         1999         1998
                                                     ----         ----         ----         ----
Operating revenue:
   Rental income                                 $  719,665   $  376,664   $1,968,676   $  754,095
   Finance income                                   202,353      169,512      613,755      385,379
   Interest and other income                          2,887       65,181       28,595      246,019
                                                 ----------   ----------   ----------   ----------
               Total revenue                        924,905      611,357    2,611,026    1,385,493
                                                 ----------   ----------   ----------   ----------
Operating costs and expenses:
   Depreciation                                      89,696       40,955      237,738       80,484
   General and administrative                        25,049       12,399       88,047       58,261
   Amortization of debt issuance costs               14,679         --         44,134         --
   Interest expense                                 199,187         --        529,493         --
                                                 ----------   ----------   ----------   ----------
               Total costs and expenses             328,611       53,354      899,412      138,745
                                                 ----------   ----------   ----------   ----------

Net income                                          596,294      558,003    1,711,614    1,246,748

Net income allocable to general partner               5,963        5,580       17,116       12,467
                                                 ----------   ----------   ----------   ----------
Net income allocable to limited partners         $  590,331   $  552,423   $1,694,498   $1,234,281
                                                 ==========   ==========   ==========   ==========
Net income per limited partnership unit          $    19.68   $    19.51   $    56.49   $    53.49
                                                 ==========   ==========   ==========   ==========
Weighted average number of limited partnership
   units outstanding                                 29,997       28,318       29,999       23,074



The accompanying notes are an integral part of the financial statements.

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  for the nine months ended September 30, 1999
                                  (Unaudited)

                                                Limited     Limited         General          Total
                                               Partners'    Partners'       Partner's       Partners'
                                                 Units      Accounts        Accounts        Capital
                                                 -----      --------        --------        -------
Balance, December 31, 1998                      30,000    $ 25,964,614    $     23,567    $ 25,988,181


Distributions - ($83.76 per unit)                 --        (2,512,500)        (53,939)     (2,566,439)

Repurchase of limited partnership units             (3)         (2,571)                         (2,571)

Net income                                        --         1,694,498          17,116       1,711,614
                                                ------    ------------    ------------    ------------
Balance, September 30, 1999                     29,997    $ 25,144,041    $    (13,256)   $ 25,130,785
                                                ======    ============    ============    ============



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                            1999           1998
Cash flows from operating activities:
   Net Income                                                          $  1,711,614    $  1,246,748
   Adjustments to net income:
        Depreciation                                                        237,738          80,484
        Amortization of debt issuance costs                                  44,134            --
        Increase in unbilled rent                                          (176,617)        (66,588)
        Decrease in accounts receivable                                      84,587           2,059
        Increase (decrease) in accounts payable and accrued expenses         73,086         (38,003)
        Decrease (increase) in due from related parties                     160,294        (427,308)
        Decrease in due to related parties                                 (241,389)        (48,934)
        Decrease in restricted cash                                         816,440            --
                                                                       ------------    ------------
Net cash provided by operating activities                                 2,709,887         748,458
                                                                       ------------    ------------
Cash flows from investing activities:
   Purchase and construction advances for properties
        subject to operating leases                                      (4,100,447)    (10,891,985)
   Purchase of equipment and real estate subject to financing leases     (1,131,619)     (5,454,039)
   Principal collections on financing leases                                902,953         506,041
                                                                       ------------    ------------
Net cash used in investing activities                                    (4,329,113)    (15,839,983)
                                                                       ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                                3,276,000            --
   Debt issuance costs                                                     (195,219)           --
   Issuance of limited partnership units                                       --        14,160,652
   Offering costs                                                              --        (1,824,672)
   Repurchase of limited partnership units                                   (2,571)           --
   Distributions to limited partners                                     (2,512,500)     (1,369,001)
   Distributions to general partner                                         (53,939)           --
                                                                       ------------    ------------
Net cash provided by financing activities                                   511,771      10,966,979
                                                                       ------------    ------------
Net (decrease) in cash and cash equivalents                              (1,107,455)     (4,124,546)

Cash and cash equivalents, beginning of period                            1,902,158       5,008,194
                                                                       ------------    ------------
Cash and cash equivalents, end of period                               $    794,703    $    883,648
                                                                       ============    ============

The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                          NOTES TO FINANCIAL STATEMENTS



1.   THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

     Captec Franchise Capital Partners L.P. IV (the "Partnership"), a Delaware limited partnership, was formed on July 23, 1996 for the purpose of acquiring income-producing commercial real properties and equipment leased on a "triple net" or "double net" basis, primarily to operators of national and regional chain and nationally franchised fast food and family style restaurants, as well as other national and regional retail chains. The general partners of the Partnership upon formation of the Partnership were Captec Franchise Capital Corporation IV (the "Corporation"), a wholly owned subsidiary of Captec Financial Group, Inc. ("Captec"), and Patrick L. Beach, an individual, hereinafter collectively referred to as the Sponsor. Patrick L. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August, 1998 the general partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec, for $2,912,000.

     The Partnership commenced a public offering of limited partnership interests ("Units") on December 23, 1996. A maximum of 30,000 Units, priced at $1,000 per Unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on March 5, 1997, and the Partnership immediately commenced operations. The Partnership completed the sale of all 30,000 Units in 1998. On April 1, 1999 the Partnership repurchased a total of 2.86 Units for $2,570.64, or 90% of the investor's capital account, pursuant to the terms of the Repurchase Plan set forth in the Partnership's Prospectus. At September 30, 1999, the Partnership had 29,997 Units issued and outstanding.

     Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

     The balance sheet of the Partnership as of September 30, 1999 and the statements of operations and cash flows for the period ending September 30, 1999 and 1998 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year.


2.   LAND AND BUILDING SUBJECT TO OPERATING LEASES:

     The net investment in operating leases as of September 30, 1999 is comprised of the following:

     Land                                                   $ 10,952,550
     Building and improvements                                14,726,823
                                                            ------------
                                                              25,679,373
     Less accumulated depreciation                              (382,800)
                                                            ------------
     Total                                                  $ 25,296,573
                                                            ============

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                          NOTES TO FINANCIAL STATEMENTS



3.   NET INVESTMENT IN FINANCING LEASES:

     The net investment in financing leases as of September 30, 1999 is comprised of the following:

         Minimum lease payments to be received                $ 10,738,076
         Estimated residual value                                  232,697
                                                              ------------
         Gross investment in financing leases                   10,970,773
         Less unearned income                                   (3,234,650)
                                                              ------------
         Net investment in financing leases                   $  7,736,123
                                                              ============


4.   NOTES PAYABLE:

     In November, 1998, the Partnership entered into a $6.375 million term note, the proceeds of which were used to acquire additional properties. The note has a 10-year term, is collaterized by certain properties subject to operating leases, and bears an interest rate of 8.13% per annum.

     In March, 1999, the Partnership entered into an additional $3.3 million term note. The note also has a 10-year term, is collaterized by certain properties subject to operating leases, and bears an interest rate of 8.5% per annum.

     Debt issuance costs of approximately $588,500 in aggregate were incurred in connection with the issuance of the notes, and are being amortized using the straight-line method over the 10-year term.

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


LIQUIDITY AND CAPITAL COMMITMENTS

The Partnership commenced the offering (the "Offering") of up to 30,000 limited partnership units ("Units") registered under the Securities Act of 1933, as amended, by means of a Registration Statement which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Offering reached final funding in December, 1998 with subscriptions for the entire offering of 30,000 Units. Net proceeds after offering expenses were approximately $26.1 million.

In December, 1998 the Partnership entered into a $6.375 million term note. The Partnership entered into an additional $3.276 million term note in March, 1999. Proceeds from the notes were used to acquire additional properties. The notes have a 10-year term, are collaterized by certain properties subject to operating leases, and bear interest at rates ranging from 8.13 to 8.5% per annum.

During the nine months ended September 30, 1999, the Partnership purchased two real estate properties and completed the funding of five properties under construction. The Partnership acquired the properties subject to real estate leases at a total cost of approximately $7.6 million. One real estate property, acquired for approximately $1.1 million, is accounted for as a direct finance lease.

At September 30, 1999 the Partnership had a portfolio of 20 properties located in 10 states, with a cost of $26.8 million, and 24 equipment leases with an original investment of $8.5 million. As of September 30, 1999 the Partnership's investments were allocated approximately 76% to properties and 24% to equipment.

The Partnership expects to require limited amounts of liquid assets since the properties and equipment leases require the lessees to pay all taxes and assessments, maintenance and repair items (except, with respect to double net properties, costs associated with maintenance and repair of the exterior walls and roof of the property) and insurance premiums, including casualty insurance. The general partners expect that the cash flow to be generated by the Partnership's properties and equipment will be adequate to pay operating expenses and provide distributions to Limited Partners.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         PART I - FINANCIAL INFORMATION


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999. During the three months ended September 30, 1999 (the "Quarter") total revenue increased 51% to $925,000 as compared to $611,000 for the three months ended September 30, 1998 (the "1998 Quarter"). Rental revenue from operating leases for the Quarter increased 91% to $720,000 as compared to $377,000 for the 1998 Quarter primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceding periods. Earned income from financing leases for the Quarter increased 20% to $202,000 as compared to $169,000 for the 1998 Quarter primarily as a result of the acquisition of a real estate property accounted for as a direct financing lease. Interest and other income for the Quarter decreased 95% to $3,000 as compared to $65,000 for the 1998 Quarter as a result of idle funds being invested in properties and equipment and no longer earning interest.

Operating expenses were approximately $329,000 for the Quarter as compared to $53,000 for the 1998 Quarter. Total operating expenses for the Quarter is comprised of $90,000 of depreciation expense, $25,000 of general and administrative expenses, $15,000 of amortization costs, and $199,000 of interest expense. The increase in operating expenses for the Quarter as compared to the 1998 Quarter is due to interest expense and amortization related to the debt financing and increased depreciation expense for new property acquisitions.

As a result of the foregoing, the Partnership's net income increased 7% to $596,000 for the Quarter as compared to $558,000 for the 1998 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1999. During the nine months ended September 30, 1999 ("1999") total revenue increased 89% to $2,611,000 as compared to $1,385,000 for the nine months ended September 30, 1998 ("1998"). Rental revenue from operating leases for 1999 increased 161% to $1,969,000 as compared to $754,000 for 1998. Earned income from financing leases for 1999 increased 59% to $614,000 as compared to $385,000 for 1998. The increase in revenues in 1999 resulted from the acquisition of approximately $5.2 million of properties during the past 12 months and the benefit of a full period of revenue from properties acquired and leased in preceding periods. Interest and other income for 1999 decreased 89% to $28,000 as compared to $246,000 for 1998 as a result of idle funds being invested in properties and equipment and no longer earning interest.

Operating expenses were approximately $899,000 for 1999 as compared to $139,000 for 1998. Total operating expenses for 1999 is comprised of $238,000 of depreciation expense, $88,000 of general and administrative expenses, $44,000 of amortization costs, and $529,000 of interest expense. The increase in operating expenses for 1999 as compared to 1998 is primarily due to interest expense and amortization related to the debt financing and increased depreciation expense for new property acquisitions.

As a result of the foregoing, the Partnership's net income increased 37% to $1,712,000 for 1999 as compared to $1,247,000 for 1998.

DISTRIBUTIONS. The Partnership announced third quarter distributions of $900,000, of which $781,368 was distributed to its Limited Partners on October 15, 1999 and the remaining $118,632 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.   None.

ITEM 2.  CHANGES IN SECURITIES.   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.

ITEM 5.  OTHER INFORMATION.   None.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                           PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits are included herein or incorporated by reference:

     Number         Exhibit
     ------         -------
     4         Agreement of Limited Partnership of Registrant. (Incorporated by
               reference from Exhibit B of the final Prospectus dated December
               23, 1996, as supplemented and filed with the Securities and
               Exchange Commission, SEC File No. 333-9371)

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

     99.1 Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final
               Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. SEC File No. 333-9371)

     (b)       Reports on Form 8-K:

There were no reports filed on Form 8-K for the third quarter ended September 30, 1999.

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


                            By:        Captec Net Lease Realty, Inc.
                                       Managing General Partner of
                                       Captec Franchise Capital Partners L.P. IV


                            By:        /s/ W. Ross Martin
                                       --------------------------------
                                       W. Ross Martin
                                       Executive Vice President,
                                       Chief Financial Officer

                            Date:      November 15, 1999

                                  Exhibit Index
                                  ------------

Exhibit No.                   Description
-----------                   -----------
27                            Financial Data Schedule