Form 10-K405
period 1999-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2000-03-30
CIK 1020157

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER 333-9371

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      38-3304095
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

  24 FRANK LLOYD WRIGHT DRIVE, LOBBY L, 4TH
                    FLOOR,
      P.O. BOX 544, ANN ARBOR, MICHIGAN                          48106-0544
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At December 31, 1999 subscriptions for 30,000 units of limited partnership interest (the "Units") had been accepted, representing an aggregate amount of $30,000,000. The aggregate sales price does not reflect market value and it reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Captec Franchise Capital Partners L.P. IV (the "Partnership") is a Delaware limited partnership formed on July 23, 1996 for the purpose of acquiring income-producing commercial real properties and equipment which are leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses pursuant to leases requiring the lessee to pay all taxes, assessments, utilities, insurance, maintenance, and repair costs associated with such properties or leases differing only in that the Partnership is responsible for the maintenance of the exterior walls and roof of the property. The Partnership also acquires properties that are leased to prominent national and regional retail concerns. The general partners upon formation of the Partnership were Captec Franchise Capital Corporation IV ("Captec") and Patrick L. Beach, an individual. In August, 1998, the general partnership interest in the Partnership was acquired by Captec Net Lease Realty, Inc. ("Captec Net Lease"), an affiliate of Captec, for $2,912,000. Captec Net Lease, Captec, and Mr. Beach are collectively referred to as the "General Partners."

     The Partnership commenced a public offering (the "Offering") of up to 30,000 units of limited partnership interest (the "Units") registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form S-11 which was declared effective by the Securities and Exchange Commission on December 23, 1996. Capitalized terms not defined herein shall have the meaning ascribed to them in the Partnership's Prospectus dated December 23, 1996. Through December 31, 1998, the Partnership had accepted subscriptions for the entire offering of 30,000 Units from 1,587 investors. During April 1999 the Partnership repurchased a total of 3 Units for $2,571, or 90% of the investor's capital account. An additional 114 Units were repurchased on October 1, 1999 for $102,828, or 90% of the investor's capital account. The repurchase of the Units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership's Prospectus. At December 31, 1999, the Partnership had 29,883 Units issued and outstanding.

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

     The Partnership expects to have not less than 75%, but not more than 90% of total investments in properties and up to 25%, but not less than 10% in equipment. The Partnership does not intend to have more than 25% of properties to be leased to retail concerns. The properties generally will be leased on terms which provide for a base minimum annual rent with fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The equipment will be leased only pursuant to leases under which the present value of non-cancelable rental payments payable during the initial term of the lease is at least sufficient to permit a lessor to recover the purchase price of the equipment.

     The Partnership has no employees. The General Partners and their affiliates, however, are permitted to perform services for the Partnership.

ITEM 2. DESCRIPTION OF PROPERTIES

     As of December 31, 1999, the Partnership had a portfolio of 20 properties located in 10 states, with a cost basis of $26.8 million and 24 equipment leases with an original investment of $8.5 million. The properties are leased to 10 operators of restaurant concepts and three retail operators.

     As of December 31, 1999, leases to S&A Restaurants Corporation, Kona Restaurant Group, Inc. and Hollywood Entertainment Corp. represented 23.5%, 21.1% and 11.7% of the annualized rent from the properties, respectively. Equipment leases to Champps Americana, Inc. represented 23.1% of the annualized rent from the equipment. Any failure of these leases could materially affect the Partnership's income.

     All of the properties in the Partnership are performing at December 31, 1999. In October of 1998, Boston Chicken Inc. and the majority of its subsidiaries filed for Chapter 11 bankruptcy protection. The Partnership has one lease to a Boston Chicken franchisee who did file bankruptcy. This lease was assumed under the bankruptcy court with slightly modified terms. Annualized rent from this lease was $86,040 at December 31, 1999.

     The following is a summary description of the property and equipment leases as of December 31, 1999.

                                                                              TOTAL ASSET
                                                                                 COST
                                                                               INCLUDING                              DATE OF
                                                     DATE OF      DATE OF     ACQUISITION   ASSET STATE   MONTHLY    NEXT RENT
          LESSEE NAME              CONCEPT NAME      COMMENCE    EXPIRATION      FEES        LOCATION       RENT     INCREASE
          -----------              ------------      --------    ----------   -----------   -----------   -------    ---------
PROPERTIES
Finest Foodservice, LLC........  Boston Market        4/1/1997     4/1/2012   $ 1,012,200       CO        $  7,170    4/1/2002
Hollywood Entertainment
  Corp.........................  Hollywood Video     11/1/1997     7/1/2012     1,455,300       OH          12,702    7/1/2003(1)
Blockbuster Entertainment
  Corp.........................  Blockbuster Video    9/1/1997     8/1/2007     1,170,000       GA           9,831    8/1/2002
Kona Restaurant Group, Inc.....  Carino's             8/1/1997     8/1/2014     1,680,000       TX          14,667    8/1/2000
Capital Foods, Inc.............  Arby's              12/1/1998    12/1/2018       819,000       OH           7,495   12/1/2000
Taco Two of Bakersfield........  Del Taco             2/1/1999     2/1/2019     1,239,000       CA          10,571    2/1/2002
Kona Restaurant Group, Inc.....  Kona Steakhouse      8/1/1999     8/1/2016     1,801,622       TX          15,728    8/1/2002
Kona Restaurant Group, Inc.....  Johnny Carino's      8/1/1999     8/1/2016     1,675,622       TX          14,628    8/1/2002
Hollywood Entertainment
  Corp.........................  Hollywood Video     10/1/1998    11/1/2012     1,454,880       OH          12,268   10/1/2002(3)
S&A Restaurant Corporation.....  Steak & Ale          7/1/1998     7/1/2018     2,100,000       MI          17,084    7/1/2002
S&A Restaurant Corporation.....  Steak & Ale          7/1/1998     7/1/2018     2,441,250       PA          19,860    7/1/2002
S&A Restaurant Corporation.....  Bennigan's           7/1/1998     7/1/2018     1,627,500       VA          13,240    7/1/2002
Slaymaker Group, Inc...........  Wingers              3/1/1999     3/1/2019       941,850       AZ           8,036    3/1/2004
Slaymaker Group, Inc...........  Wingers              2/1/1999     2/1/2019       948,150       AZ           8,089    2/1/2004
TEC Foods......................  Taco Bell            1/1/1999     1/1/2009       766,500       MI           6,235    1/1/2002
TEC Foods......................  Taco Bell            1/1/1999     1/1/2019       766,500       MI           6,235    1/1/2002
RTM, Inc.......................  Arby's               9/1/1998     9/1/2018       840,000       MI           6,334    9/1/2001
Romacorp, Inc..................  Tony Roma's          1/1/1999     1/1/2014     1,942,500       TX          15,417    1/1/2002
DRM, Inc.......................  Arby's               1/1/2000     1/1/2020       987,000       IA           8,029    1/1/2005
Sterling Jewelers, Inc.........  Jared                2/1/1999     2/1/2019     1,131,620       TX          11,667    2/1/2004
                                                                              -----------
                                                                                                          --------
                                                                               26,800,494
                                                                                                           225,286
EQUIPMENT
J.M.C. Limited Partnership.....  Applebee's           3/1/1997     3/1/2004       422,100       UT           6,838
DenAmerica Corp................  Black Eye Pea       4/15/1997    4/15/2004       367,500       TX           5,866
Shells Seafood Restaurants,
  Inc..........................  Shells Seafood       6/1/1997     6/1/2002       124,591       FL           2,648
Shells Seafood Restaurants,
  Inc..........................  Shells Seafood       6/1/1997     6/1/2002        98,133       FL           2,086
Champps Americana, Inc.........  Champps              4/1/1998     4/1/2003       896,229       IL          17,651
Champps Americana, Inc.........  Champps              7/1/1998     7/1/2003     1,089,914       MI          21,466
Corral South Store #4, Inc.....  Golden Corral       6/15/1997    6/15/2002       531,508       FL          10,934
Girardi-Riva Enterprises,
  Inc..........................  Arby's               2/1/1998     2/1/2005       252,269       WA           4,108
Girardi-Riva Enterprises,
  Inc..........................  Arby's               7/1/1997     7/1/2004       167,445       WA           2,727
Morgan's Restaurants of PA,
  Inc..........................  KFC                10/15/1997   10/15/2004       242,571       PA           3,766
Virginia QSC, LLC..............  Burger King         11/1/1997    11/1/2004       296,443       VA           4,862
BBI Acquisition Co.............  Breck. Brewery       8/1/1997     8/1/2004       830,550       CO          13,605
J-Four, Inc....................  KFC                  2/1/1998     2/1/2003       292,691   NY, NH, MA       5,882
GC of Charlottesville..........  Golden Corral        5/1/1998     5/1/2005       418,870       VA           6,439
Taco Two of Bakersfield........  Del Taco             1/1/1999     1/1/2006       319,528       CA           5,087
Circle Rest. Co., Inc..........  Arby's              10/1/1998    10/1/2003        98,425       CO           2,015
RTM Georgia....................  TJ Cinnamons         4/1/1998     4/1/2003       236,250    9 sites         4,590
RTMSC, Inc.....................  TJ Cinnamons         4/1/1998     4/1/2003       210,000    8 sites         4,080
RTM, Inc.......................  Arby's              10/1/1998    10/1/2003        73,446       AL           1,427
RTM, Inc.......................  Arby's              10/1/1998    10/1/2003        74,327       GA           1,444
El Chico Restaurants, Inc......  El Chico             9/1/1998     9/1/2003       487,516       TX           9,797
El Chico Restaurants, Inc......  El Chico             9/1/1998     9/1/2003       436,688       TX           8,775
Cypress Rests. Inc.............  Denny's              9/1/1998     9/1/2005       367,500       TX           5,537
DJ Enterprises, Inc............  Taco Bell           10/1/1998     7/1/2001       180,600       FL           5,831
                                                                              -----------
                                                                                                          --------
                                                                                8,515,094
                                                                                                           157,461
                                                                              -----------
                                                                                                          --------
                                                                              $35,315,588
                                                                                                          $382,747
                                                                              ===========
                                                                                                          ========


                                  ANNUAL
                                 RATE OF
                                 INCREASE
          LESSEE NAME              (2)      SQ. FT.
          -----------            --------   -------
PROPERTIES
Finest Foodservice, LLC........   1.93%      3,035
Hollywood Entertainment
  Corp.........................   1.92%      7,488
Blockbuster Entertainment
  Corp.........................   2.29%      6,500
Kona Restaurant Group, Inc.....   1.64%      6,257
Capital Foods, Inc.............   2.50%      2,950
Taco Two of Bakersfield........   1.32%      2,164
Kona Restaurant Group, Inc.....   1.63%      6,335
Kona Restaurant Group, Inc.....   1.63%      7,814
Hollywood Entertainment
  Corp.........................     n/a      7,488
S&A Restaurant Corporation.....   1.96%      7,724
S&A Restaurant Corporation.....   1.96%      7,239
S&A Restaurant Corporation.....   1.96%      5,210
Slaymaker Group, Inc...........   1.92%      3,172
Slaymaker Group, Inc...........   1.92%      3,240
TEC Foods......................   0.66%      2,252
TEC Foods......................   0.66%      2,269
RTM, Inc.......................   0.99%      5,909
Romacorp, Inc..................   1.96%      6,385
DRM, Inc.......................   1.92%      3,094
Sterling Jewelers, Inc.........   1.92%      5,800
EQUIPMENT
J.M.C. Limited Partnership.....
DenAmerica Corp................
Shells Seafood Restaurants,
  Inc..........................
Shells Seafood Restaurants,
  Inc..........................
Champps Americana, Inc.........
Champps Americana, Inc.........
Corral South Store #4, Inc.....
Girardi-Riva Enterprises,
  Inc..........................
Girardi-Riva Enterprises,
  Inc..........................
Morgan's Restaurants of PA,
  Inc..........................
Virginia QSC, LLC..............
BBI Acquisition Co.............
J-Four, Inc....................
GC of Charlottesville..........
Taco Two of Bakersfield........
Circle Rest. Co., Inc..........
RTM Georgia....................
RTMSC, Inc.....................
RTM, Inc.......................
RTM, Inc.......................
El Chico Restaurants, Inc......
El Chico Restaurants, Inc......
Cypress Rests. Inc.............
DJ Enterprises, Inc............

-------------------------
(1) Rent Increase equals the lesser of CPI or 10%.

(2) Rate of increase calculated on a compounded annual basis.

(3) Rent Increase is based on CPI increase.

REAL ESTATE

     General Real Estate Lease Provisions: All of the properties are subject to leases which are triple net leases whereby the tenant is responsible for all expenses related to the cost of operating the properties including real estate taxes, insurance, maintenance and repair costs.

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

EQUIPMENT

     General Equipment Lease Provisions: All of the equipment leases are on the Partnership's standard form of lease whereby the lessee is responsible for all expenses related to the equipment including taxes, insurance, maintenance and repair costs. Prior to entering into the leases, an affiliate of the General Partner considered factors such as the financial condition and business and operating history of the lessees and demographic data for the area in which the equipment is located. All of the equipment was purchased with cash from offering proceeds. The General Partner believes that the amount of insurance carried by each lessee is adequate.

SUMMARY OF INVESTMENT OBJECTIVES AND POLICIES

     The Partnership acquires income-producing property and equipment which are leased primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses such as automotive and specialty retail franchises. Properties are selected for acquisition based on an examination and evaluation by the General Partners or an affiliate of the potential value of the site, the financial condition and business history of the proposed lessee, the demographics of the area in which the property is located, the proposed purchase price and lease terms, geographic and market diversification, and potential operating results. Similar analyses are utilized in selecting equipment. The Partnership anticipates that only fee interests in real property will be acquired, although other interests (including acquisitions of buildings, with the underlying land being subject to a long-term ground lease) may be acquired if it is deemed to be advantageous to the Partnership.

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

     No matters were submitted to a vote of security holders during 1999.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                             1999            1998            1997
                                                         ------------    ------------    ------------
STATEMENTS OF OPERATIONS DATA:
Operating revenue:
  Rental income......................................    $ 2,672,588     $  1,243,403    $   295,367
  Finance income.....................................        805,410          548,342        201,314
                                                         -----------     ------------    -----------
          Total operating revenue....................      3,477,998        1,791,745        496,681
Operating costs and expenses:
  Interest expense...................................        788,199           23,603             --
  Depreciation.......................................        327,803          131,565         32,988
  General and administrative.........................        108,023           80,536         31,296
                                                         -----------     ------------    -----------
          Total operating costs and expenses.........      1,224,025          235,704         64,284
                                                         -----------     ------------    -----------
Income from operations...............................      2,253,973        1,556,041        432,397
Other income (expense):
  Interest income....................................         29,143          254,673         92,048
  Gain on sale of real estate........................          5,858               --             --
  Other..............................................          5,055               35          1,598
                                                         -----------     ------------    -----------
          Total other income.........................         40,056          254,708         93,646
                                                         -----------     ------------    -----------
Net income...........................................      2,294,029        1,810,749        526,043
Net income allocable to general partner..............         22,940           18,107          5,260
                                                         -----------     ------------    -----------
Net income allocable to limited partners.............    $ 2,271,089     $  1,792,642    $   520,783
                                                         ===========     ============    ===========
Net income per limited partnership unit..............    $     75.78     $      72.37    $     74.10
Weighted average number of limited partnership units
  outstanding........................................         29,969           24,769          7,028
OTHER DATA:
Cash flow from operating activities..................    $ 3,306,697     $    715,635    $   659,537
Cash flow from investing activities..................    $(4,000,047)    $(20,428,353)   $(8,677,520)
Cash flow from financing activities..................    $  (507,083)    $ 16,606,682    $13,026,177
BALANCE SHEET DATA:
Cash and cash equivalents............................    $   915,760     $  2,890,347    $ 5,008,194
Investment in leases.................................    $32,619,423     $ 28,941,321    $ 8,644,533
Total assets.........................................    $34,533,478     $ 32,659,591    $13,731,578
Total liabilities....................................    $ 9,832,387     $  6,671,410    $   179,058
Total partners' capital..............................    $24,701,091     $ 25,988,181    $13,552,520

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

RESULTS OF OPERATIONS -- 1999 TO 1998

     For the year ended December 31, 1999, operating revenue increased 94% to $3.5 million as compared to $1.8 million for the year ended December 31, 1998. Rental income from operating leases for 1999 increased 115% to $2.7 million as compared to $1.2 million for 1998 due to the acquisition or completed construction funding of seven properties and the benefit of a full year of rental income from properties acquired and leased in preceding periods. Earned income from financing leases for 1999 increased 47% to $805,000 as compared to $548,000 for 1998 as a result of the addition of one real estate property treated as a direct finance lease and from the benefit of a full year of finance income from leases originated in preceding periods.

     General and administrative expenses increased 34% to $108,000 for 1999 as compared to $81,000 for 1998. A significant factor for the increase is due to management fees that are incurred and payable to the General Partner. During 1999 the Partnership incurred $40,000 in management fees as compared to $23,300 in 1998 due solely to the increased acquisition of net leased properties during 1999. Depreciation expense increased 148% to $328,000 for 1999 as compared to $132,000 for 1998 due to the acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding year. Interest expense increased to $788,000 during 1999 as compared to $24,000 for 1998. The increase is the result of the $6.4 million term note that the Partnership entered into in December 1998 and the $3.3 million term note that the Partnership entered into in March 1999.

     Interest and other income decreased 87% to $34,000 for 1999 as compared to $255,000 for 1998 primarily as a result of idle funds being invested in properties and no longer earning interest.

     During 1999, the Partnership recognized a gain of $5,858 on the sale of real estate. Proceeds of approximately $953,000 were reinvested in another real estate property.

     As a result of the foregoing, the Partnership's net income for 1999 increased 27% to approximately $2.3 million as compared to $1.8 million in 1998. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 1999, the Partnership made distributions to limited partners totaling $3.4 million, as compared to $2.1 million for the preceding year.

RESULTS OF OPERATIONS -- 1998 TO 1997

     Total revenue increased to $1.8 million for the year ended December 31, 1998 as compared to $497,000 for 1997. Rental revenue increased to $1.2 million for 1998 as compared to $295,000 for 1997. The increase in rental revenue resulted principally from the acquisition of 13 properties and the benefit of a full period of rental revenue from the 5 properties acquired and leased in the preceding year. Finance income increased to $548,000 in 1998 as compared to $201,000 in 1997 as a result of the acquisition of 15 equipment packages in 1998 and the benefit of a full period of finance income from the 9 equipment packages acquired in the preceding year.

     Depreciation expense increased to $132,000 for 1998 as compared to $33,000 for 1997 due to the acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding year. General and administrative expenses increased to $81,000 for 1998 as compared to $31,000 for 1997. A significant factor for the increase is due to management fees that are incurred and payable to the General Partner. During 1998 the Partnership incurred $23,000 in management fees as compared to $6,300 in 1997 due solely to the increased acquisition of net leased properties during 1998. Interest expense increased to $24,000 during 1998 as compared to $0 for 1997. The increase is the result of the $6.4 million term note that the Partnership entered into in December 1998. The Partnership incurred approximately $339,000 of debt issuance costs associated with the issuance of the term note, which are being amortized over the life of the note into interest expense using the straight-line method.

     Interest and other income increased to $255,000 for 1998 as compared to $94,000 for 1997 due to an increase in the amount of investments in idle funds during the year.

     As a result of the foregoing, the Partnership earned net income of approximately $1.8 million in 1998 as compared to $526,000 in 1997.

     During the year ended December 31, 1998, the Partnership made distributions to limited partners totaling $2.1 million, as compared with $359,000 for the preceding year.

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

     In December 1998, the Partnership entered into a $6.4 million term note. The Partnership entered into an additional $3.3 million term note in March 1999. Proceeds from the notes were used to acquire additional properties. The notes have a 10 year term, are collateralized by certain properties subject to operating leases, and bear interest at rates ranging from 8.13 to 8.5% per annum. Debt issuance costs of approximately $595,000 in aggregate incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

     During 1999, the Partnership purchased three real estate properties and completed the funding of five properties under construction. The Partnership acquired or completed construction funding of properties subject to real estate leases at a total cost of approximately $8.5 million. One real estate property, acquired for approximately $1.1 million, is accounted for as a direct finance lease. As of December 31, 1999, the Partnership had $26.8 million invested in 20 net leased real estate properties and $8.5 million invested in 24 equipment packages.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK. None

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

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers or directors

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To the best knowledge of the Partnership, as of December 31, 1999 no person known by the Partnership, beneficially owned more than 5% of the outstanding Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999 and 1998, the General Partners received acquisition fees from the Partnership in an amount equal to $279,146 and $1,088,073, respectively, for services rendered in connection with the selection, evaluation and acquisition of properties and equipment, as provided in the Partnership Agreement.

     The General Partners believe that the Asset Management Agreement entered into is on terms no less favorable to the Partnership than those customary for similar services by independent firms in the relevant geographic area. The Asset Management Agreement provides for termination by a majority vote of the Limited Partners, without penalty, upon 60 days prior written notice. During 1999 and 1998 the Partnership incurred $39,507 and $22,934 respectively, of management fees to the General Partner.

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

     The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partners or any of their affiliates have not and will not be the result of arm's-length negotiations although the General Partners believe that such agreements and arrangements will approximate those which would be arrived at through arm's-length negotiations. While the Partnership will make no loans to the General Partners or their affiliates, the Partnership may borrow money from the General Partners or their affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose. The General Partners and their affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees), who may deal with the Partnership. However, the Partnership Agreement prohibits receipt of rebates or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein or incorporated by reference:

NUMBER                              EXHIBIT
------                              -------
  4       Agreement of Limited Partnership of Registrant (Incorporated
          by reference from Exhibit B of the final Prospectus dated
          December 23, 1996, as supplemented and filed with the
          Securities and Exchange Commission, S.E.C. File No.
          333-9371)
 4.1      Amended Agreement of Limited Partnership of Registrant.
          (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the fiscal year ended
          December 31, 1998)
10.1      Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the fiscal year ended December 31, 1998)
10.2      Promissory Note dated March 30, 1999 between Registrant and
          National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-Q for the quarter ended March 31, 1999)
 27       Financial Data Schedule
99.1      Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final
          Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 333-9371.)

     (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K for the fourth quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                          Date: March 30, 2000

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ PATRICK L. BEACH
    --------------------------------------------------------
    Patrick L. Beach
    Chairman of the Board of Directors,
    President and Chief Executive Officer
    of Captec Net Lease Realty, Inc.

Date: March 30, 2000

By: /s/ W. ROSS MARTIN
    --------------------------------------------------------
    W. Ross Martin
    Executive Vice President,
    Chief Financial Officer
    of Captec Net Lease Realty, Inc.

Date: March 30, 2000

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

Report of Independent Accountants...........................    F(a)-11

Schedule III -- Properties and Accumulated Depreciation as
  of December 31, 1999......................................    F(a)-12

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Net Lease Realty, Inc.
Managing General Partner of
Captec Franchise Capital Partners L.P. IV:

     In our opinion, the accompanying balance sheets and the related statements of operations, partners capital and of cash flows present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. IV at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
March 6, 2000

                                     F(a)-1

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                                 BALANCE SHEET
                           December 31, 1999 and 1998

                                                                   1999           1998
                                                                   ----           ----
                           ASSETS
Cash and cash equivalents...................................    $   701,725    $ 1,902,158
Restricted cash.............................................        214,035        988,189
Investment in leases:
  Operating leases, net.....................................     25,199,728     21,433,864
  Financing leases, net.....................................      7,419,695      7,507,457
Accounts receivable.........................................         32,647        130,234
Unbilled rent, net..........................................        389,496        128,842
Due from related parties....................................         40,477        175,617
Deferred financing costs, net...............................        535,675        393,230
                                                                -----------    -----------
     Total assets...........................................    $34,533,478    $32,659,591
                                                                ===========    ===========

             LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Notes payable.............................................    $ 9,651,000    $ 6,375,000
  Accounts payable and accrued expenses.....................        128,274         46,701
  Due to related parties....................................         53,113        249,709
                                                                -----------    -----------
     Total liabilities......................................      9,832,387      6,671,410
                                                                -----------    -----------
Partners' capital:
Limited partners' capital accounts..........................     24,717,802     25,964,614
General partner's capital accounts..........................        (16,711)        23,567
                                                                -----------    -----------
     Total partners' capital................................     24,701,091     25,988,181
                                                                -----------    -----------
     Total liabilities and partners' capital................    $34,533,478    $32,659,591
                                                                ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                                     F(a)-2

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                            STATEMENT OF OPERATIONS
              for the Years Ended December 31, 1999, 1998 and 1997

                                                                  1999          1998         1997
                                                                  ----          ----         ----
Operating revenue:
  Rental income............................................    $2,672,588    $1,243,403    $295,367
  Finance income...........................................       805,410       548,342     201,314
                                                               ----------    ----------    --------
          Total operating revenue..........................     3,477,998     1,791,745     496,681
Operating costs and expenses:
  Interest expense.........................................       788,199        23,603          --
  Depreciation.............................................       327,803       131,565      32,988
  General and administrative...............................       108,023        80,536      31,296
                                                               ----------    ----------    --------
          Total operating costs and expenses...............     1,224,025       235,704      64,284
                                                               ----------    ----------    --------
          Income from operations...........................     2,253,973     1,556,041     432,397
Other income:
  Interest income..........................................        29,143       254,673      92,048
  Gain on sale of real estate..............................         5,858            --          --
  Other....................................................         5,055            35       1,598
                                                               ----------    ----------    --------
          Total other income...............................        40,056       254,708      93,646
                                                               ----------    ----------    --------
Net income.................................................     2,294,029     1,810,749     526,043
Net income allocable to general partner....................        22,940        18,107       5,260
                                                               ----------    ----------    --------
Net income allocable to limited partners...................    $2,271,089    $1,792,642    $520,783
                                                               ==========    ==========    ========
Net income per limited partnership unit....................    $    75.78    $    72.37    $  74.10
                                                               ==========    ==========    ========
Weighted average number of limited partnership units
  outstanding..............................................        29,969        24,769       7,028
                                                               ==========    ==========    ========

    The accompanying notes are an integral part of the financial statements.

                                     F(a)-3

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              for the years ended December 31, 1999, 1998 and 1997

                                                     LIMITED       LIMITED       GENERAL        TOTAL
                                                    PARTNERS'     PARTNERS'     PARTNER'S     PARTNERS'
                                                      UNITS       ACCOUNTS      ACCOUNTS       CAPITAL
                                                    ---------     ---------     ---------     ---------
Balance, January 1, 1997........................         --      $       100    $    200     $       300
Issuance of 15,392 limited partnership units....     15,392       13,385,077          --      13,385,077
Distributions -- ($23.32 per unit)..............         --         (358,900)         --        (358,900)
Net income......................................         --          520,783       5,260         526,043
                                                     ------      -----------    --------     -----------
Balance, December 31, 1997......................     15,392      $13,547,060    $  5,460      13,552,520
Issuance of 14,608 limited partnership units....     14,608       12,713,912          --      12,713,912
Distributions -- ($69.63 per unit)..............         --       (2,089,000)         --      (2,089,000)
Net income......................................         --        1,792,642      18,107       1,810,749
                                                     ------      -----------    --------     -----------
Balance, December 31, 1998......................     30,000      $25,964,614    $ 23,567     $25,988,181
Repurchase of limited partnership units.........       (117)        (105,399)         --        (105,399)
Distributions -- ($114.20 per unit).............         --       (3,412,501)    (63,219)     (3,475,720)
Net income......................................         --        2,271,089      22,940       2,294,029
                                                     ------      -----------    --------     -----------
Balance, December 31, 1999......................     29,883      $24,717,802    $(16,711)    $24,701,091
                                                     ======      ===========    ========     ===========

    The accompanying notes are an integral part of the financial statements.

                                     F(a)-4

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                            STATEMENT OF CASH FLOWS
              for the years ended December 31, 1999, 1998 and 1997

                                                            1999            1998           1997
                                                            ----            ----           ----
Cash flows from operating activities:
  Net Income.........................................    $ 2,294,029    $  1,810,749    $   526,043
  Adjustments to net income:
     Depreciation....................................        327,803         131,565         32,987
     Amortization of debt issuance costs.............         59,519              --             --
     Gain on sale of real estate.....................         (5,858)             --             --
     Decrease in prepaid expenses....................             --              --            339
     Increase in unbilled rent.......................       (260,654)       (102,859)       (25,983)
     Decrease (increase) in accounts receivable......         97,587        (126,747)        (3,487)
     Increase (decrease) in accounts payable and
       accrued expenses..............................         81,573          (2,674)        49,336
     Decrease (increase) in due from related
       parties.......................................        135,140        (126,236)       (49,381)
     Increase (decrease) in due to related parties...       (196,596)        120,026        129,683
     Decrease (increase) in restricted cash..........        774,154        (988,189)            --
                                                         -----------    ------------    -----------
Net cash provided by operating activities............      3,306,697         715,635        659,537
                                                         -----------    ------------    -----------
Cash flows from investing activities:
  Purchase and construction cost of properties
     subject to operating leases.....................     (5,040,449)    (15,759,559)    (5,838,857)
  Proceeds from disposition of properties subject to
     operating leases................................        952,639              --             --
  Purchase of equipment and real estate subject to
     financing leases................................     (1,131,619)     (5,473,417)    (3,051,499)
  Principal collections on financing leases..........      1,219,382         804,623        212,836
                                                         -----------    ------------    -----------
Net cash used in investing activities................     (4,000,047)    (20,428,353)    (8,677,520)
                                                         -----------    ------------    -----------
Cash flows from financing activities:
  Proceeds from issuance of notes payable............      3,276,000       6,375,000             --
  Debt issuance costs................................       (201,964)       (393,230)            --
  Issuance of limited partnership units..............             --      14,598,683     15,380,902
  Offering costs.....................................             --      (1,884,771)    (1,995,825)
  Repurchase of limited partnership units............       (105,399)             --             --
  Distributions to limited partners..................     (3,412,501)     (2,089,000)      (358,900)
  Distributions to general partner...................        (63,219)             --             --
                                                         -----------    ------------    -----------
Net cash (used in) provided by financing
  activities.........................................       (507,083)     16,606,682     13,026,177
                                                         -----------    ------------    -----------
Net (decrease) increase in cash and cash
  equivalents........................................     (1,200,433)     (3,106,036)     5,008,194
Cash and cash equivalents, beginning of period.......      1,902,158       5,008,194             --
                                                         -----------    ------------    -----------
Cash and cash equivalents, end of period.............    $   701,725    $  1,902,158    $ 5,008,194
                                                         ===========    ============    ===========

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

     The Partnership commenced a public offering of 30,000 limited partnership interests ("Units"), priced at $1,000 per unit, on December 31, 1996. The Partnership commenced operations on March 5, 1997. At December 31, 1998, the Partnership had accepted subscriptions for all 30,000 Units. On April 1, 1999 the Partnership repurchased a total of 3 Units for $2,571, or 90% of the investor's capital account. An additional 114 Units were repurchased on October 1, 1999 for $102,828, or 90% of the investor's capital account. The repurchase of the Units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership's Prospectus. At December 31, 1999, the Partnership had 29,883 Units issued and outstanding.

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

          C. RENTAL INCOME FROM OPERATING LEASES: The Partnership's operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain of the Partnership's leases also have percentage and overage rent clauses, which the Partnership recognizes after the tenants' reported sales have exceeded the applicable sales breakpoint.

          D. LAND AND BUILDING SUBJECT TO OPERATING LEASES: Land and buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years). The Partnership periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss were indicated using undiscounted cash flows, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair or present value of the asset.

          E. NET INVESTMENT IN FINANCING LEASES: Net investment in financing leases primarily represents equipment used in restaurant operations and are leased under a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the

                                     F(a)-6

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

1. THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES -- CONTINUED: lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. Financing leases delinquent for 90 or more days are determined to be impaired, and income accrual is suspended at that time. A loss reserve is calculated based on the estimated amounts recoverable. At December 31, 1999 no financing leases have been determined to be impaired and, thus, the Partnership has not provided for an allowance for uncollectible amounts associated with its financing leases.

          F. NOTE PAYABLE: The fair value of fixed rate debt approximates the book value, and is estimated based on current rates offered for notes payable of the equivalent remaining maturity.

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

          J. RECLASSIFICATIONS: Certain prior period financial statement amounts have been reclassified to conform to the 1999 presentations.

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

3. RELATED PARTY TRANSACTIONS AND AGREEMENTS:

     Organization and offering expenses, excluding selling commissions, were paid initially by the General Partners and/or their affiliates and subsequently reimbursed by the Partnership in an amount equal to up to 3% of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the General Partner and/or its affiliates were paid a non-accountable expense allowance by the Partnership in an amount equal to 2% of the gross proceeds of the offering. The General Partner and/or its affiliates were reimbursed $752,350 and $710,310 during 1998 and 1997, respectively. These costs were treated as capital issuance costs and have been netted against the limited partners' capital accounts.

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

                                     F(a)-7

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

3. RELATED PARTY TRANSACTIONS AND AGREEMENTS -- CONTINUED:
     Pursuant to the Partnership Agreement, acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee) are incurred to the General Partner. The Partnership incurred $279,146, $1,088,073 and $341,936 in acquisition fees during 1999, 1998, and 1997, respectively. The acquisition fees were capitalized as part of the Partnership's investment in land and buildings subject to operating leases and net investment in financing leases.

     The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner's affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $39,507, $22,934 and $6,297 were incurred during 1999, 1998 and 1997, respectively.

     The Partnership Agreement provides for the General Partner to receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum, cumulative non-compounded preferred return on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership's Prospectus provides for the reinvestment of net sale proceeds during the four year period beginning on the date the Partnership terminated the offering, December 23, 1998.

4. LAND AND BUILDING SUBJECT TO OPERATING LEASES:

     The net investment in operating leases as of December 31, 1999 and 1998 is comprised of the following:

                                                           1999           1998
                                                           ----           ----
Land................................................    $10,635,450    $ 8,116,644
Building and improvements...........................     15,033,424     10,546,486
Construction draws..................................            -0-      2,935,286
                                                        -----------    -----------
                                                         25,668,874     21,598,416
Less accumulated depreciation.......................       (469,146)      (164,552)
                                                        -----------    -----------
                                                        $25,199,728    $21,433,864
                                                        ===========    ===========

     All construction draws are subject to the terms of a standard lease agreement with the Partnership, which fully obligates the tenant under the long-term lease to all construction related cost amounts advanced through construction draws including interest during the construction period. Upon completion of construction and when the tenant lease payments begin, the construction draws are then capitalized as land and building.

                                     F(a)-8

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

4. LAND AND BUILDING SUBJECT TO OPERATING LEASES -- CONTINUED:
     The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 1999:

2000........................................................   $2,570,330
2001........................................................    2,596,534
2002........................................................    2,659,522
2003........................................................    2,688,166
2004........................................................    2,744,715
Thereafter..................................................   34,981,424
                                                              -----------
     Total..................................................  $48,240,691
                                                              ===========

     During 1999, the Partnership recognized a gain of $5,858 on the sale of real estate. The Partnership received proceeds of $952,639. The carrying amount of the real estate was $946,781.

5. NET INVESTMENT IN FINANCING LEASES:

     The net investment in financing leases as of December 31, 1999 and 1998 is comprised of the following:

                                                            1999           1998
                                                            ----           ----
Minimum lease payments to be received................    $10,230,685    $9,002,591
Estimated residual value.............................        232,697       232,697
                                                         -----------    ----------
Gross investment in financing leases.................     10,463,382     9,235,288
Less unearned income.................................     (2,709,359)   (1,430,986)
Less direct origination costs........................       (334,328)     (296,845)
                                                         -----------    ----------
Net investment in financing leases...................    $ 7,419,695    $7,507,457
                                                         ===========    ==========

     The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 1999:

2000........................................................   $2,017,868
2001........................................................    1,994,550
2002........................................................    1,834,218
2003........................................................    1,229,649
2004........................................................      594,602
Thereafter..................................................    2,559,798
                                                              -----------
     Total..................................................  $10,230,685
                                                              ===========

6. NOTES PAYABLE:

     In December 1998, the Partnership entered into a $6.4 million term note, the proceeds of which were used to acquire properties. The note has a 10-year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.13% per annum.

     In March 1999, the Partnership entered into an additional $3.3 million term note. The note has a 10-year term, is collaterized by certain properties subject to operating leases, and bears an interest rate of 8.5% per annum.

                                     F(a)-9

                   CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

6. NOTES PAYABLE -- CONTINUED:
     At December 31, 1999, annual maturities on the notes in aggregate are as follows:

2000........................................................  $       --
2001........................................................     164,043
2002........................................................     211,879
2003........................................................     230,037
2004........................................................     249,752
Thereafter..................................................   8,795,289
                                                              ----------
          Total.............................................  $9,651,000
                                                              ==========

     Debt issuance costs of $595,194 in aggregate were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the 10-year term.

7. SUBSEQUENT EVENT:

     Based upon the results of operations for the three month period ended December 31, 1999, the Partnership declared distributions of $910,000 to its limited partners on January 15, 2000.

                                     F(a)-10

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Captec Net Lease Realty, Inc.
Managing General Partner of
Captec Franchise Capital Partners L.P. IV:

     In connection with our audit of the financial statements of Captec Franchise Capital Partners L.P. IV as of December 31, 1999, 1998 and 1997, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in the index to Financial Statements contained in this Form 10-K.

     In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
March 6, 2000

                                     F(a)-11

                                 EXHIBIT INDEX

NUMBER                              EXHIBIT                             PAGE
------                              -------                             ----
  4       Agreement of Limited Partnership of Registrant (Incorporated
          by reference from Exhibit B of the final Prospectus dated
          December 23, 1996, as supplemented and filed with the
          Securities and Exchange Commission, S.E.C. File No.
          333-9371)
 4.1      Amended Agreement of Limited Partnership of Registrant.
          (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the fiscal year ended
          December 31, 1998)
10.1      Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the fiscal year ended December 31, 1998)
10.2      Promissory Note dated March 30, 1999 between Registrant and
          National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-Q for the quarter ended March 31, 1999)
 27       Financial Data Schedule
99.1      Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final
          Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 333-9371.)