Form 10-Q
period 2000-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2000-05-15
CIK 1020157

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

             [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                        Commission file number: 333-9371
                                                --------

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   38-3304095
                                   ----------
                      (IRS Employer Identification Number)

                 24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
                  P.O. Box 544, Ann Arbor, Michigan 48106-0544
                ------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (734) 994-5505
                                  -------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not applicable

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                               INDEX TO FORM 10-Q




     ITEM NO.                                                                                           PAGE
     --------                                                                                           ----

PART I               FINANCIAL INFORMATION

Item 1.              Financial Statements:

                     Balance Sheet, March 31, 2000 and December 31, 1999                                   3

                     Statement of Operations for the three months
                     ended March 31, 2000 and 1999                                                         4

                     Statement of Changes in Partners' Capital for the three months
                     ended March 31, 2000                                                                  5

                     Statement of Cash Flows for the three months
                     ended March 31, 2000 and 1999                                                         6

                     Notes to Financial Statements                                                     7 - 8

Item 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                        9 - 10

PART II              OTHER INFORMATION
                     Other Information                                                               11 - 12

SIGNATURES                                                                                                13


                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                  BALANCE SHEET


                                                                             MARCH 31,        DECEMBER 31,
                                                                                2000              1999
                                                                                ----              ----
                                                                            (Unaudited)
                                                   ASSETS

Cash and cash equivalents                                                      $  1,459,746     $    701,725
Restricted cash                                                                      34,429          214,035
Investment in leases:
   Operating leases, net                                                         25,105,208       25,199,728
   Financing leases, net                                                          6,496,110        7,419,695
Accounts receivable                                                                  22,280           32,647
Unbilled rent, net                                                                  459,555          389,496
Due from related parties                                                             28,210           40,477
Deferred financing costs, net                                                       520,795          535,675
                                                                               ------------     ------------

    Total assets                                                               $ 34,126,333     $ 34,533,478
                                                                              =============     ============


                                      LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Notes payable                                                               $  9,651,000      $ 9,651,000
   Accounts payable and accrued expenses                                             86,804          128,274
   Due to related parties                                                            26,717           53,113
                                                                               ------------     ------------

    Total liabilities                                                             9,764,521        9,832,387
                                                                               ------------     ------------

Partners' capital:
Limited partners' capital accounts                                               24,381,928       24,717,802
General partner's capital accounts                                                  (20,116)         (16,711)
                                                                               ------------     ------------

    Total partners' capital                                                      24,361,812       24,701,091
                                                                               ------------     ------------

    Total liabilities & partners' capital                                      $ 34,126,333     $ 34,533,478
                                                                               ============     ============




The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                            2000             1999
                                                                                            ----             ----
Operating revenue:
   Rental income                                                                          $ 720,172        $ 605,860
   Finance income                                                                           152,487          200,815
                                                                                          ---------        ---------

             Total operating revenue                                                        872,659          806,675

Operating costs and expenses:
   Interest expense                                                                         214,067          145,241
   Depreciation                                                                              94,520           72,611
   General and administrative                                                                26,580           19,676
                                                                                          ---------        ---------

             Total operating costs and expenses                                             335,167          237,528
                                                                                          ---------        ---------

             Income from operations                                                         537,492          569,147

Other income (expense):
   Interest and other income                                                                      -            2,832
   Gain on sale of equipment                                                                 42,433                -
   Other                                                                                          -              975
                                                                                          ---------        ---------
             Total other (expense) income                                                    42,433            3,807
                                                                                          ---------        ---------

Net income                                                                                  579,925          572,954

Net income allocable to general partner                                                       5,799            5,730
                                                                                          ---------        ---------

Net income allocable to limited partners                                                  $ 574,126        $ 567,224
                                                                                          =========        =========

Net income per limited partnership unit                                                   $   19.21        $   18.91
                                                                                          =========        =========

Weighted average number of limited partnership
   units outstanding                                                                         29,883           30,000



The accompanying notes are an integral part of the financial statements.

                CAPITAL CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                   for the three months ended March 31, 2000
                                   (Unaudited)


                                                   Limited       Limited         General          Total
                                                  Partners'      Partners'      Partner's        Partners'
                                                    Units        Accounts        Accounts         Capital
                                                    -----        --------        --------         -------
Balance, December 31, 1999                         29,883     $ 24,717,802       $ (16,711)    $24,701,091


Distributions - ($30.45 per unit)                       -         (910,000)         (9,204)       (919,204)

Net income                                              -          574,126           5,799         579,925
                                                   ------     ------------       ---------    ------------

Balance, March 31, 2000                            29,883     $ 24,381,928       $ (20,116)   $ 24,361,812
                                                   ======     ============       =========    ============



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                   2000            1999
                                                                                   ----            ----
Cash flows from operating activities:
   Net Income                                                                    $    579,925     $   572,954
   Adjustments to net income:
        Depreciation                                                                   94,520          72,611
        Amortization of debt issuance costs                                            14,880          14,122
        Gain on sale of equipment                                                     (42,433)              -
        Increase in unbilled rent                                                     (70,059)        (42,873)
        Decrease (increase) in accounts receivable                                     10,367          (1,626)
        (Decrease) increase in accounts payable and accrued expenses                  (41,470)         92,137
        Decrease (increase) in restricted cash                                        179,606        (751,220)
        Decrease in due from related parties                                           12,267          25,111
        (Decrease) increase in due to related parties                                 (26,396)         13,381
                                                                                 ------------     -----------

Net cash provided by (used in) operating activities                                   711,207          (5,403)
                                                                                 ------------     -----------

Cash flows from investing activities:
   Purchase and construction advances for properties subject
        to operating leases                                                                 -      (1,305,181)
   Proceeds from sale of equipment                                                    611,121               -
   Purchase of equipment for financing leases                                               -      (1,131,619)
   Principal payments on financing leases                                             354,897         301,525
                                                                                 ------------     -----------

Net cash provided by (used in) investing activities                                   966,018      (2,135,275)
                                                                                 ------------     -----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                  -       3,276,000
   Debt issuance costs                                                                      -        (171,643)
   Distributions to limited partners                                                 (910,000)       (812,500)
   Distributions to general partner                                                    (9,204)              -
                                                                                 ------------     -----------

Net cash (used in) provided by financing activities                                  (919,204)      2,291,857
                                                                                 ------------     -----------

Net increase in cash and cash equivalents                                             758,021         151,179

Cash and cash equivalents, beginning of period                                        701,725       1,902,158
                                                                                 ------------     -----------

Cash and cash equivalents, end of period                                         $  1,459,746     $ 2,053,337
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

         The Partnership commenced a public offering of limited partnership interest units on December 23, 1996. A maximum of 30,000 units, priced at $1,000 per unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on March 5, 1997, and the Partnership immediately commenced operations. The Partnership completed the sale of all 30,000 units in 1998. On April 1, 1999 the Partnership repurchased a total of 2.86 units for $2,570.64, or 90% of the investor's capital account. An additional 114 units were repurchased on October 1, 1999 for $102,828, or 90% of the investor's capital account. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership's Prospectus. At March 31, 2000, the Partnership had 29,883 units issued and outstanding.

         Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of units owned.

         The balance sheet of the Partnership as of March 31, 2000 and the statements of operations and cash flows for the period ending March 31, 2000 and 1999 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission on March 30, 2000.


2.       LAND AND BUILDING SUBJECT TO OPERATING LEASES:

         The net investment in operating leases as of March 31, 2000 is comprised of the following:


         Land                                            $ 10,635,450
         Building and improvements                         15,033,423
                                                         ------------
                                                           25,668,873
         Less accumulated depreciation                       (563,665)
                                                         ------------
         Total                                           $ 25,105,208
                                                         ============

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3.       NET INVESTMENT IN FINANCING LEASES:

         The net investment in financing leases as of March 31, 2000 is comprised of the following:

               Minimum lease payments to be received                               $   8,656,756
               Estimated residual value                                                  232,697
                                                                                   -------------
               Gross investment in financing leases                                    8,889,453
               Less unearned income                                                   (2,152,400)
               Less direct origination costs                                            (240,943)
                                                                                   -------------
               Net investment in financing leases                                  $   6,496,110
                                                                                   =============



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

         Debt issuance costs of approximately $595,500 in aggregate were incurred in connection with the issuance of the notes, and are being amortized using the straight-line method over the 10-year term.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000. During the three months ended March 31, 2000 total operating revenue increased 8% to $873,000 as compared to $807,000 for the three months ended March 31, 1999. Rental revenue from operating leases for the three months ended March 31, 2000 increased 19% to $720,000 as compared to $606,000 for the three months ended March 31, 1999 primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceeding periods. Earned income from financing leases for the three months ended March 31, 2000 decreased 24% to $153,000 as compared to $201,000 for the three months ended March 31, 1999 primarily due to the sale of one equipment lease.

Operating expenses were approximately $335,000 for the three months ended March 31, 2000 as compared to $238,000 for the three months ended March 31, 1999. Total operating expenses for the three months ended March 31, 2000 is comprised of $94,000 of depreciation expense, $27,000 of general and administrative expenses, and $214,000 of interest expense. The increase in operating expenses for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily due to additional interest expense related to the note payable issued in March, 1999, and increased depreciation expense for new property acquisitions.

Other income for the three months ended March 31, 2000 increased to $42,000 as compared to $4,000 for the three months ended March 31, 1999 as a result of a gain on the sale of one equipment lease.

As a result of the foregoing, the Partnership's net income increased 1% to $580,000 for the three months ended March 31, 2000 as compared to $573,000 for the three months ended March 31, 1999.

DISTRIBUTIONS. The Partnership announced first quarter distributions of $900,000, of which $783,089 was distributed to its Limited Partners on April 14, 2000 and the remaining $116,911 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         PART I - FINANCIAL INFORMATION




LIQUIDITY AND CAPITAL COMMITMENTS

The Partnership commenced the offering of up to 30,000 limited partnership units registered under the Securities Act of 1933, as amended, by means of a Registration Statement which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Offering reached final funding in December, 1998 with subscriptions for the entire offering of 30,000 units. Net proceeds after offering expenses were approximately $26.1 million.

In December, 1998 the Partnership entered into a $6.375 million term note. The Partnership entered into an additional $3.276 million term note in March, 1999. Proceeds from the notes were used to acquire additional properties. The notes have a 10-year term, are collaterized by certain properties subject to operating leases, and bear interest at rates ranging from 8.13 to 8.5% per annum. Debt issuance costs of approximately $595,500 in aggregate incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

At March 31, 2000 the Partnership had a portfolio of 20 properties located in 10 states, with a cost of $26.8 million, and 24 equipment leases with an original investment of $8.5 million. As of March 31, 2000 the Partnership's investments were allocated approximately 76% to properties and 24% to equipment.

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

There were no reports filed on Form 8-K for the first quarter ended March 31, 2000.

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


                            By:      Captec Net Lease Realty, Inc.
                                     Managing General Partner of
                                     Captec Franchise Capital Partners L.P. IV


                            By:      /s/ W. Ross Martin
                                     ----------------------------------------
                                     W. Ross Martin
                                     Executive Vice President,
                                     Chief Financial Officer

                            Date:    May 15, 2000

                                 Exhibit Index
                                 -------------


Exhibit No.                Description
-----------                -----------
   27                      Financial Data Schedule
