Form 10-Q
period 2000-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2000-08-14
CIK 1020157

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                -------  -------

                        Commission file number: 333-9371
                                                --------


                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court: Not applicable
                                            --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Not applicable
                                           --------------

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                               INDEX TO FORM 10-Q




ITEM NO.                                                                                                PAGE
--------                                                                                                ----
PART I               FINANCIAL INFORMATION

Item 1.              Financial Statements:

                     Balance Sheet, June 30, 2000 and December 31, 1999                                    3

                     Statement of Operations for the three and six months
                     ended June 30, 2000 and 1999                                                          4

                     Statement of Changes in Partners' Capital for the six months
                     ended June 30, 2000                                                                   5

                     Statement of Cash Flows for the six months
                     ended June 30, 2000 and 1999                                                          6

                     Notes to Financial Statements                                                       7-8

Item 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                          9-10

PART II              OTHER INFORMATION
                     Other Information                                                                 11-12

SIGNATURES                                                                                                13

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                                  BALANCE SHEET



                                                                              (Unaudited)
                                                                                JUNE 30,        DECEMBER 31,
                                                                                  2000              1999
                                                  ASSETS

Cash and cash equivalents                                                   $   1,351,213     $     701,725
Restricted cash                                                                    48,567           214,035
Investment in property under leases:
   Operating leases, net                                                       25,011,222        25,199,728
   Financing leases, net                                                        6,183,349         7,419,695
Accounts receivable                                                                14,732            32,647
Unbilled rent, net                                                                561,484           389,496
Due from related parties                                                           28,833            40,477
Deferred financing costs, net                                                     505,915           535,675
                                                                            -------------     -------------

    Total assets                                                            $  33,705,315     $  34,533,478
                                                                            =============     =============


                                      LIABILITIES & PARTNERS' CAPITAL

Liabilities:
   Notes payable                                                            $   9,651,000     $   9,651,000
   Accounts payable and accrued expenses                                           91,251           128,274
   Due to related parties                                                          41,340            53,113
                                                                            -------------     -------------

    Total liabilities                                                           9,783,591         9,832,387
                                                                            -------------     -------------

Partners' capital:
Limited partners' capital accounts                                             23,936,249        24,717,802
General partner's capital accounts                                                (14,525)          (16,711)
                                                                            -------------     -------------

    Total partners' capital                                                    23,921,724        24,701,091
                                                                            -------------     -------------

    Total liabilities & partners' capital                                   $  33,705,315     $  34,533,478
                                                                            =============     =============




The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                         Three months ended               Six months ended
                                                               June 30,                       June 30,
                                                      --------------------------    -------------------------

                                                          2000           1999          2000           1999
                                                          ----           ----          ----           ----
Operating revenue:
   Rental income                                      $  731,541     $  643,151     $1,451,713     $1,249,011
   Finance income                                        153,806        210,587        306,293        411,402
                                                      ----------     ----------     ----------     ----------

               Total operating revenue                   885,347        853,738      1,758,006      1,660,413

Operating costs and expenses:
   Interest expense                                      214,067        214,520        428,134        359,760
   Depreciation                                           93,986         75,432        188,505        148,043
   General and administrative                             18,149         43,322         44,729         62,998
                                                      ----------     ----------     ----------     ----------

               Total operating costs and expenses        326,202        333,274        661,368        570,801
                                                      ----------     ----------     ----------     ----------

               Income from operations                    559,145        520,464      1,096,638      1,089,612

Other income (expense):
   Interest and other income                                  50         21,900             50         25,708
   Gain on sale of equipment                                --             --           42,433           --
                                                      ----------     ----------     ----------     ----------

               Total other income (expense)                   50         21,900         42,483         25,708
                                                      ----------     ----------     ----------     ----------

Net income                                               559,195        542,364      1,139,121      1,115,320

Net income allocable to general partner                    5,592          5,424         11,391         11,153
                                                      ----------     ----------     ----------     ----------

Net income allocable to limited partners              $  553,603     $  536,940     $1,127,730     $1,104,167
                                                      ==========     ==========     ==========     ==========

Net income per limited partnership unit               $    18.59     $    17.90     $    37.81     $    36.81
                                                      ==========     ==========     ==========     ==========

Weighted average number of limited partnership
   units outstanding                                      29,773         29,997         29,828         29,999



The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     for the six months ended June 30, 2000
                                   (Unaudited)


                                                 Limited          Limited         General           Total
                                                Partners'        Partners'       Partner's        Partners'
                                                  Units          Accounts         Accounts         Capital


Balance, December 31, 1999                        29,883      $ 24,717,802      $    (16,711)     $ 24,701,091


Distributions - ($60.79 per unit)                      -        (1,810,001)           (9,205)       (1,819,206)

Repurchase of limited partnership units             (110)          (99,282)                            (99,282)

Net income                                             -         1,127,730            11,391         1,139,121
                                            ------------      ------------      ------------      ------------

Balance, June 30, 2000                            29,773      $ 23,936,249      $    (14,525)     $ 23,921,724
                                            ============      ============      ============      ============




The accompanying notes are an integral part of the financial statements.

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                             2000             1999
                                                                             ----             ----
Cash flows from operating activities:
   Net Income                                                            $ 1,139,121      $ 1,115,320
   Adjustments to net income:
        Depreciation                                                         188,505          148,043
        Amortization of debt issuance costs                                   29,760           29,454
        Gain on sale of equipment                                            (42,433)               -
        Increase in unbilled rent                                           (171,988)        (103,833)
        Decrease in accounts receivable                                       17,915           70,350
        (Decrease) increase in accounts payable and accrued expenses         (37,023)         106,954
        Decrease in due from related parties                                  11,644          160,294
        Decrease in due to related parties                                   (11,773)         (41,894)
        Decrease in restricted cash                                          165,468          842,271
                                                                         -----------      -----------

Net cash provided by operating activities                                  1,289,196        2,326,959
                                                                         -----------      -----------

Cash flows from investing activities:
   Purchase and construction advances for properties
        subject to operating leases                                                -       (3,807,428)
   Proceeds from sale of equipment                                           611,121               -
   Purchase of equipment and real estate subject to financing leases               -       (1,131,619)
   Principal collections on financing leases                                 667,659          599,612
                                                                         -----------      -----------

Net cash used in investing activities                                      1,278,780       (4,339,435)
                                                                         -----------      -----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                         -        3,276,000
   Debt issuance costs                                                             -         (195,857)
   Repurchase of limited partnership units                                   (99,282)          (2,571)
   Distributions to limited partners                                      (1,810,001)      (1,632,499)
   Distributions to general partner                                           (9,205)         (35,791)
                                                                         -----------      -----------

Net cash provided by financing activities                                 (1,918,488)       1,409,282
                                                                         -----------      -----------

Net (decrease) in cash and cash equivalents                                  649,488         (603,194)

Cash and cash equivalents, beginning of period                               701,725        1,902,158
                                                                         -----------      -----------

Cash and cash equivalents, end of period                                 $ 1,351,213      $ 1,298,964
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

         The Partnership commenced a public offering of limited partnership interest units on December 23, 1996. A maximum of 30,000 units, priced at $1,000 per unit, were offered on a "best efforts, part or none" basis. The Partnership broke impound on March 5, 1997, and the Partnership immediately commenced operations. The Partnership completed the sale of all 30,000 units in 1998. During 1999 the Partnership repurchased a total of 117 units for $105,399, or 90% of the investor's capital account. An additional 110 units were repurchased on April 1, 2000 for $99,282, or 100% of the investor's original investment less 50% of cumulative dividends paid to date. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership's Prospectus. At June 30, 2000, the Partnership had 29,773 units issued and outstanding.

         Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of units owned.

         The balance sheet of the Partnership as of June 30, 2000 and the statements of operations and cash flows for the period ending June 30, 2000 and 1999 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission on March 30, 2000.


2.       LAND AND BUILDING SUBJECT TO OPERATING LEASES:

         The net investment in operating leases as of June 30, 2000 is comprised of the following:


          Land                                                                    $ 10,635,450
          Building and improvements                                                 15,033,423
                                                                                  ------------
                                                                                    25,668,873
          Less accumulated depreciation                                               (657,651)
                                                                                  ------------
          Total                                                                   $ 25,011,222
                                                                                  ============

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3.       NET INVESTMENT IN FINANCING LEASES:

         The net investment in financing leases as of June 30, 2000 is comprised of the following:



               Minimum lease payments to be received                               $   8,190,189
               Estimated residual value                                                  232,697
                                                                                   -------------
               Gross investment in financing leases                                    8,422,886
               Less unearned income                                                   (2,021,560)
               Less direct origination costs                                            (217,977)
                                                                                   -------------
               Net investment in financing leases                                  $   6,183,349
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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000. During the three months ended June 30, 2000 total operating revenue increased 4% to $885,000 as compared to $854,000 for the three months ended June 30, 1999. Rental revenue from operating leases for the three months ended June 30, 2000 increased 14% to $732,000 as compared to $643,000 for the three months ended June 30, 1999 primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceeding periods. Earned income from financing leases for the three months ended June 30, 2000 decreased 27% to $154,000 as compared to $211,000 for the three months ended June 30, 1999 due to the sale of one equipment lease and the amortization of principal balances.

Operating expenses were approximately $326,000 for the three months ended June 30, 2000 as compared to $333,000 for the three months ended June 30, 1999. Total operating expenses for the three months ended June 30, 2000 is comprised of $94,000 of depreciation expense, $18,000 of general and administrative expenses, and $214,000 of interest expense. The decrease in operating expenses for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 is primarily due to cost savings achieved in general and administrative expenses offset by an increase in depreciation expense for new property acquisitions.

Other income for the three months ended June 30, 2000 decreased to $50 as compared to $21,900 for the three months ended June 30, 1999 as a result of holdback funds released from third party lender no longer earning interest.

As a result of the foregoing, the Partnership's net income increased 3% to $559,000 for the three months ended June 30, 2000 as compared to $542,000 for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000. During the six months ended June 30, 2000 total operating revenue increased 6% to $1,758,000 as compared to $1,660,000 for the six months ended June 30, 1999. Rental revenue from operating leases for the three months ended June 30, 2000 increased 16% to $1,452,000 as compared to $1,249,000 for the six months ended June 30, 1999 primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceeding periods. Earned income from financing leases for the six months ended June 30, 2000 decreased 26% to $306,000 as compared to

                    CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
                         PART I - FINANCIAL INFORMATION




$411,000 for the six months ended June 30, 1999 due to the sale of one equipment lease and the amortization of principal balances.

Operating expenses were approximately $661,000 for the six months ended June 30, 2000 as compared to $571,000 for the six months ended June 30, 1999. Total operating expenses for the six months ended June 30, 2000 is comprised of $188,000 of depreciation expense, $45,000 of general and administrative expenses, and $428,000 of interest expense. The increase in operating expenses for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is primarily due to additional interest expense related to the note payable issued in March 1999, and increased depreciation expense for new property acquisitions.

Other income for the six months ended June 30, 2000 increased to $42,000 as compared to $26,000 for the six months ended June 30, 1999 as a result of a gain on the sale of one equipment lease.

As a result of the foregoing, the Partnership's net income increased 2% to $1,139,000 for the six months ended June 30, 2000 as compared to $1,115,000 for the six months ended June 30, 1999.

DISTRIBUTIONS. The Partnership announced second quarter distributions of $900,000, of which $784,166 was distributed to its Limited Partners on July 14, 2000 and the remaining $115,834 will be distributed to those limited partners who elected to receive distributions on a monthly basis.



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

In December, 1998 the Partnership entered into a $6.375 million term note. The Partnership entered into an additional $3.276 million term note in June, 1999. Proceeds from the notes were used to acquire additional properties. The notes have a 10-year term, are collaterized by certain properties subject to operating leases, and bear interest at rates ranging from 8.13 to 8.5% per annum. Debt issuance costs of approximately $595,500 in aggregate incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

At June 30, 2000 the Partnership had a portfolio of 20 properties located in 10 states, with a cost of $26.8 million, and 23 equipment leases with an original investment of $7.7 million. As of June 30, 2000 the Partnership's investments were allocated approximately 78% to properties and 22% to equipment.

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

     10.1 Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

     10.2 Promissory Note dated June 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-Q for the quarter ended June 30, 1999)

     27           Financial Data Schedule

     99.1 Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. SEC File No. 333-9371)

     (b)  Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2000.

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


                             By:    Captec Net Lease Realty, Inc.
                                    Managing General Partner of
                                    Captec Franchise Capital Partners L.P. IV


                             By:    /s/ W. Ross Martin
                                    --------------------------------------------

                                    W. Ross Martin
                                    Executive Vice President,
                                    Chief Financial Officer

                             Date:  August 14, 2000

                                 Exhibit Index

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

10.1 Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-K for the year ended December 31, 1998)

10.2 Promissory Note dated June 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant's Form 10-Q for the quarter ended June 30, 1999)

27                Financial Data Schedule

99.1 Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. SEC File No. 333-9371)