Form 10-Q
period 2000-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2000-11-14
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-9371

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

38-3304095
(IRS Employer Identification Number)

24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
P.O. Box 544, Ann Arbor, Michigan 48106-0544
(Address of principal executive offices, including zip code)

(734) 994-5505
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court: Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

Index to Form 10-Q

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheet, September 30, 2000 and December 31, 1999	3

	Statement of Operations for the three and nine months

	ended September 30, 2000 and 1999	4

	Statement of Changes in Partners’ Capital for the nine months

	ended September 30, 2000	5

	Statement of Cash Flows for the nine months

	ended September 30, 2000 and 1999	6

	Notes to Financial Statements	7–8

Item 2.	Management’s Discussion and Analysis of Financial Condition

	and Results of Operations	9–11

PART II	OTHER INFORMATION

	Other Information	12–13

SIGNATURES		14

Captec Franchise Capital Partners L.P. IV

Balance Sheet

	(Unaudited)
	September 30,	December 31,
	2000	1999

Assets

Cash and cash equivalents	$1,272,217	$701,725

Restricted cash	124,398	214,035

Investment in property under leases:

Operating leases, net	24,917,237	25,199,728

Financing leases, net	5,862,106	7,419,695

Accounts receivable	8,568	32,647

Unbilled rent, net	639,197	389,496

Due from related parties	11,997	40,477

Deferred financing costs, net	491,035	535,675

Total assets	$33,326,755	$34,533,478

Liabilities & Partners’ Capital

Liabilities:

Notes payable	$9,651,000	$9,651,000

Accounts payable and accrued expenses	74,530	128,274

Due to related parties	44,702	53,113

Total liabilities	9,770,232	9,832,387

Partners’ capital:

Limited partners’ capital accounts	23,565,700	24,717,802

General partner’s capital accounts	(9,177)	(16,711)

Total partners’ capital	23,556,523	24,701,091

Total liabilities & partners’ capital	$33,326,755	$34,533,478

      The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV

Statement of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Operating revenue:

Rental income	$723,673	$719,665	$2,175,386	$1,968,676

Finance income	145,326	202,353	451,619	613,755

Total operating revenue	868,999	922,018	2,627,005	2,582,431

Operating costs and expenses:

Interest expense	214,067	213,866	642,201	573,627

Depreciation	93,986	89,696	282,491	237,738

General and administrative	26,149	25,049	70,878	88,047

Total operating costs and expenses	334,202	328,611	995,570	899,412

Income from operations	534,797	593,407	1,631,435	1,683,019

Other income (expense):

Interest and other income	—	2,887	50	28,595

Gain on sale of equipment	—	—	42,433	—

Total other income (expense)	—	2,887	42,483	28,595

Net income	534,797	596,294	1,673,918	1,711,614

Net income allocable to general partner	5,348	5,963	16,739	17,116

Net income allocable to limited partners	$529,449	$590,331	$1,657,179	$1,694,498

Net income per limited partnership unit	$17.78	$19.68	$55.59	$56.49

Weighted average number of limited partnership units outstanding	29,773	29,997	29,809	29,999

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV

Statement of Changes in Partners’ Capital
for the nine months ended September 30, 2000
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, December 31, 1999	29,883	$24,717,802	$(16,711)	$24,701,091

Distributions — ($91.02 per unit)	—	(2,709,999)	(9,205)	(2,719,204)

Repurchase of limited partnership units	(110)	(99,282)		(99,282)

Net income	—	1,657,179	16,739	1,673,918

Balance, September 30, 2000	29,773	$23,565,700	$(9,177)	$23,556,523

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Cash Flows
for the nine months ended September 30, 2000 and 1999
(Unaudited)

	2000	1999

Cash flows from operating activities:

Net Income	$1,673,918	$1,711,614

Adjustments to net income:

Depreciation	282,491	237,738

Amortization of debt issuance costs	44,640	44,134

Gain on sale of equipment	(42,433)	—

Increase in unbilled rent	(249,701)	(176,617)

Decrease in accounts receivable	24,079	84,587

(Decrease) increase in accounts payable and accrued expenses	(53,744)	73,086

Decrease in due from related parties	28,480	160,294

Decrease in due to related parties	(8,411)	(241,389)

Decrease in restricted cash	89,637	816,440

Net cash provided by operating activities	1,788,956	2,709,887

Cash flows from investing activities:

Purchase and construction advances for properties subject to operating leases	—	(4,100,447)

Proceeds from sale of equipment	611,121	—

Purchase of equipment and real estate subject to financing leases	—	(1,131,619)

Principal collections on financing leases	988,901	902,953

Net cash used in investing activities	1,600,022	(4,329,113)

Cash flows from financing activities:

Proceeds from issuance of notes payable	—	3,276,000

Debt issuance costs	—	(195,219)

Repurchase of limited partnership units	(99,282)	(2,571)

Distributions to limited partners	(2,709,999)	(2,512,500)

Distributions to general partner	(9,205)	(53,939)

Net cash provided by financing activities	(2,818,486)	511,771

Net (decrease) in cash and cash equivalents	570,492	(1,107,455)

Cash and cash equivalents, beginning of period	701,725	1,902,158

Cash and cash equivalents, end of period	$1,272,217	$794,703

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

NOTES TO FINANCIAL STATEMENTS

1. THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

Captec Franchise Capital Partners L.P. IV (the “Partnership”), a Delaware limited partnership, was formed on July 23, 1996 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” or “double net” basis, primarily to operators of national and regional chain and nationally franchised fast food and family style restaurants, as well as other national and regional retail chains. The general partners of the Partnership upon formation of the Partnership were Captec Franchise Capital Corporation IV (the “Corporation”), a wholly owned subsidiary of Captec Financial Group, Inc. (“Captec”), and Patrick L. Beach, an individual, hereinafter collectively referred to as the Sponsor. Patrick L. Beach is also the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August, 1998 the general partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec, for $2,912,000.

The Partnership commenced a public offering of limited partnership interest units on December 23, 1996. A maximum of 30,000 units, priced at $1,000 per unit, were offered on a “best efforts, part or none” basis. The Partnership broke impound on March 5, 1997, and the Partnership immediately commenced operations. The Partnership completed the sale of all 30,000 units in 1998. During 1999 the Partnership repurchased a total of 117 units for $105,399, or 90% of the investor’s capital account. An additional 110 units were repurchased on April 1, 2000 for $99,282, or 100% of the investor’s original investment less 50% of cumulative dividends paid to date. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At September 30, 2000, the Partnership had 29,773 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of units owned.

The balance sheet of the Partnership as of September 30, 2000 and the statements of operations and cash flows for the period ending September 30, 2000 and 1999 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission on March 30, 2000.

2. LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of September 30, 2000 is comprised of the following:

Land	$10,635,450

Building and improvements	15,033,423

25,668,873

Less accumulated depreciation	(751,636)

Total	$24,917,237

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

NOTES TO FINANCIAL STATEMENTS (continued)

3. NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of September 30, 2000 is comprised of the following:

Minimum lease payments to be received	$7,723,620

Estimated residual value	232,697

Gross investment in financing leases	7,956,317

Less unearned income	(1,899,201)

Less direct origination costs	(195,010)

Net investment in financing leases	$5,862,106

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

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

When used in this discussion, the words, “intends”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the following: (i) a tenant may default in making rent payments, (ii) a fire or other casualty may interrupt the cash flow stream from a property, (iii) the properties may not be able to be leased at the assumed rental rates, (iv) unexpected expenses may be incurred in the ownership of the properties, and (v) properties may not be able to be sold at the presently anticipated prices and times.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000. During the three months ended September 30, 2000 total operating revenue decreased 5.8% to approximately $869,000 as compared to approximately $922,000 for the three months ended September 30, 1999. Rental revenue from operating leases for the three months ended September 30, 2000 increased 1% to approximately $724,000 as compared to approximately $720,000 for the three months ended September 30, 1999. Earned income from financing leases for the three months ended September 30, 2000 decreased 28.2% to approximately $145,000 as compared to approximately $202,000 for the three months ended September 30, 1999 due to the sale of one equipment lease and the amortization of principal balances.

Operating expenses were approximately $334,000 for the three months ended September 30, 2000 as compared to approximately $329,000 for the three months ended September 30, 1999. Total operating expenses for the three months ended September 30, 2000 is comprised of approximately $94,000 of depreciation expense, approximately $26,000 of general and administrative expenses, and approximately $214,000 of interest expense. The increase in operating expenses for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 is primarily due to a full period of depreciation for properties leased in preceding periods.

Other income for the three months ended September 30, 2000 decreased to $0 as compared to approximately $3,000 for the three months ended September 30, 1999.

As a result of the foregoing, the Partnership’s net income decreased 10.3% to $535,000 for the three months ended September 30, 2000 as compared to $596,000 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000. During the nine months ended September 30, 2000 total operating revenue increased 1.7% to $2.63 million as compared to $2.58 million for the nine months ended September 30, 1999. Rental revenue from operating leases for the nine months ended September 30, 2000 increased 10.5% to $2.2 million as compared to $2.0 million for the nine months ended September 30, 1999 primarily from the benefit of a full period of rental revenue from properties acquired and leased in preceding periods. Earned income from financing leases for the nine months ended September 30, 2000 decreased 26.4% to approximately $452,000 as compared to approximately $614,000 for the nine months

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

PART I – FINANCIAL INFORMATION

ended September 30, 1999 due to the sale of one equipment lease and the amortization of principal balances.

Operating expenses were approximately $996,000 for the nine months ended September 30, 2000 as compared to approximately $899,000 for the nine months ended September 30, 1999. Total operating expenses for the nine months ended September 30, 2000 is comprised of approximately $283,000 of depreciation expense, approximately $71,000 of general and administrative expenses, and approximately $642,000 of interest expense. The increase in operating expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is due to additional interest expense related to the note payable issued in March 1999, and increased depreciation expense for new property acquisitions, offset by cost savings achieved in general and administrative expenses.

Other income for the nine months ended September 30, 2000 increased to approximately $43,000 as compared to approximately $29,000 for the nine months ended September 30, 1999 as a result of a gain on the sale of one equipment lease.

As a result of the foregoing, the Partnership’s net income decreased 2.3% to $1.67 million for the nine months ended September 30, 2000 as compared to $1.71 million for the nine months ended September 30, 1999.

Distributions. The Partnership announced third quarter distributions of $900,000, of which $784,166 was distributed to its Limited Partners on October 15, 2000 and the remaining $115,834 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

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

At September 30, 2000 the Partnership had a portfolio of 20 properties located in 10 states, with a cost of $26.8 million, and 23 equipment leases with an original investment of $7.7 million. As of September 30, 2000 the Partnership’s investments were allocated approximately 78% to properties and 22% to equipment.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

PART I – FINANCIAL INFORMATION

The Partnership expects to require limited amounts of liquid assets since the properties and equipment leases require the lessees to pay all taxes and assessments, maintenance and repair items (except, with respect to double net properties, costs associated with maintenance and repair of the exterior walls and roof of the property) and insurance premiums, including casualty insurance. The general partners expect that the cash flow to be generated by the Partnership’s properties and equipment will be adequate to pay operating expenses and provide distributions to Limited Partners.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS. None.

ITEM 2.	CHANGES IN SECURITIES. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.	OTHER INFORMATION. None.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4	Agreement of Limited Partnership of Registrant. (Incorporated by reference from Exhibit B of the final Prospectus dated December 23, 1996, as supplemented and filed with the Securities and Exchange Commission, SEC File No. 333-9371)

4.1	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated June 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended June 30, 1999)

27	Financial Data Schedule

99.1	Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. SEC File No. 333-9371)

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Net Lease Realty, Inc. Managing General Partner of Captec Franchise Capital Partners L.P. IV

By:	/s/ W. Ross Martin W. Ross Martin Executive Vice President, Chief Financial Officer

Date: November 14, 2000

Exhibit Index

Exhibit No.	Description

27	Financial Data Schedule