Form 10-K405
period 2000-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2001-03-30
CIK 1020157

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________ to ________________

Commission file number 333-9371

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
(Exact name of registrant as specified in its charter)

Delaware	38-3304095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Frank Lloyd Wright Drive, Lobby L, 4th Floor, P.O. Box 544, Ann Arbor, Michigan	48106-0544
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (734) 994-5505

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At December 31, 2000 subscriptions for 30,000 units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $30,000,000. The aggregate sales price does not reflect market value and it reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop. At December 31, 2000 , 29,625 Units were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Prospectus of the Registrant dated December 23, 1996, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 333-9371, and is incorporated by reference in Parts I and III of this Annual Report on Form 10-K.

PART I

Item 1. Business

      Captec Franchise Capital Partners L.P. IV (the “Partnership”) is a Delaware limited partnership formed on July 23, 1996 for the purpose of acquiring income-producing commercial real properties and equipment which are leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses pursuant to leases requiring the lessee to pay all taxes, assessments, utilities, insurance, maintenance, and repair costs associated with such properties or leases differing only in that the Partnership is responsible for the maintenance of the exterior walls and roof of the property. The Partnership also acquires properties that are leased to prominent national and regional retail concerns. The general partners upon formation of the Partnership were Captec Franchise Capital Corporation IV (“Captec”) and Patrick L. Beach, an individual. In August, 1998, the general partnership interest in the Partnership was acquired by Captec Net Lease Realty, Inc. (“Captec Net Lease”), an affiliate of Captec, for $2,912,000. Captec Net Lease, Captec, and Mr. Beach are collectively referred to as the “General Partners.”

      The Partnership commenced a public offering (the “Offering”) of up to 30,000 units of limited partnership interest (the “Units”) registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form S-11 which was declared effective by the Securities and Exchange Commission on December 23, 1996. Capitalized terms not defined herein shall have the meaning ascribed to them in the Partnership’s Prospectus dated December 23, 1996. Through December 31, 1998, the Partnership had accepted subscriptions for the entire offering of 30,000 Units from 1,587 investors. During 1999 the Partnership repurchased a total of 117 Units for $105,399, or 90% of the investor’s capital account. In April 2000 the Partnership repurchased a total of 110 Units for $99,282, or 90% of the investor’s capital account. An additional 148 Units were repurchased in October 2000 for $131,080, or 89% of the investor’s capital account. The repurchase of the Units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At December 31, 2000, the Partnership had 29,625 Units issued and outstanding.

      The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of cash flow generated by the Partnership’s leases; (iii) capital appreciation of Partnership properties; (iv) generation of increased income and protection against inflation through escalation of base rents or participation in gross revenues of lessees of Partnership properties; and (v) deferred taxation of Partnership cash distributions for Limited Partners.

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

Item 2. Description of Properties

      As of December 31, 2000, the Partnership had a portfolio of 21 properties located in 10 states, with a cost basis of $31.9 million and 23 equipment leases with an original investment of $7.7 million. The properties are leased to 10 operators of restaurant concepts and four retail operators.

      As of December 31, 2000, leases to S&A Restaurants Corporation, Kona Restaurant Group, Inc. and United Supermarkets, Inc. represented 19.0%, 17.3% and 14.8% of the annualized rent from the properties, respectively. Equipment leases to Champps Americana, Inc. represented 27.2% of the annualized rent from the equipment. Any performance failure under these leases could materially affect the Partnership’s income and financial position.

      All of the properties in the Partnership are performing at December 31, 2000. In October of 1998, Boston Chicken Inc. and the majority of its subsidiaries filed for Chapter 11 bankruptcy protection. The Partnership has one lease to a Boston Chicken franchisee who did file bankruptcy. This lease was assumed under the bankruptcy court with slightly modified terms. Annualized rent from this lease was $80,166 at December 31, 2000.

      The following is a summary description of the property and equipment leases as of December 31, 2000.

				Total Asset Cost
	Concept	Date of	Date of	Including
Lessee Name	Name	Commence	Expiration	Acquisition Fees

PROPERTIES

Finest Foodservice, LLC	Boston Market	4/1/1997	4/1/2012	$1,012,200
Hollywood Entertainment Corp.	Hollywood Video	11/1/1997	7/1/2012	1,455,300
Blockbuster Entertainment Corp.	Blockbuster Video	9/1/1997	8/1/2007	1,170,000
Kona Restaurant Group, Inc.	Carino’s	8/1/1997	8/1/2014	1,680,000
Capital Foods, Inc.	Arby’s	12/1/1998	12/1/2018	819,000
Taco Two of Bakersfield	Del Taco	2/1/1999	2/1/2019	1,239,000
Kona Restaurant Group, Inc.	Kona Steakhouse	8/1/1999	8/1/2016	1,801,622
Kona Restaurant Group, Inc.	Johnny Carino’s	8/1/1999	8/1/2016	1,675,622
Hollywood Entertainment Corp.	Hollywood Video	10/1/1998	11/1/2012	1,454,880
S&A Restaurant Corporation	Steak & Ale	7/1/1998	7/1/2018	2,100,000
S&A Restaurant Corporation	Steak & Ale	7/1/1998	7/1/2018	2,441,250
S&A Restaurant Corporation	Bennigan’s	7/1/1998	7/1/2018	1,627,500
Slaymaker Group, Inc.	Wingers	3/1/1999	3/1/2019	941,850
Slaymaker Group, Inc.	Wingers	2/1/1999	2/1/2019	948,150
TEC Foods	Taco Bell	1/1/1999	1/1/2009	766,500
TEC Foods	Taco Bell	1/1/1999	1/1/2019	766,500
RTM, Inc.	Arby’s	9/1/1998	9/1/2018	840,000
Romacorp, Inc.	Tony Roma’s	1/1/1999	1/1/2014	1,942,500
DRM, Inc.	Arby’s	1/1/2000	1/1/2020	987,000
United Supermarket, Inc.	United Supermarket	11/1/2000	6/1/2020	5,063,907
Sterling Jewelers, Inc.	Jared	2/1/1999	2/1/2019	1,131,620

				31,864,401

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Asset		Date of	Annual
	State	Monthly	Next Rent	Rate of
Lessee Name	Location	Rent	Increase	Increase(2)		Sq. Ft.

PROPERTIES

Finest Foodservice, LLC	CO	$6,681	4/1/2002		1.93%	3,035
Hollywood Entertainment Corp.	OH	12,702	7/1/2003	(1)	1.92%	7,488
Blockbuster Entertainment Corp.	GA	9,831	8/1/2002		2.29%	6,500
Kona Restaurant Group, Inc.	TX	15,400	8/1/2003		1.64%	6,257
Capital Foods, Inc.	OH	7,495	12/1/2001		2.50%	2,950
Taco Two of Bakersfield	CA	10,571	2/1/2002		1.32%	2,164
Kona Restaurant Group, Inc.	TX	15,728	8/1/2002		1.63%	6,335
Kona Restaurant Group, Inc.	TX	14,628	8/1/2002		1.63%	7,814
Hollywood Entertainment Corp.	OH	12,268	10/1/2002	(3)	n/a	7,488
S&A Restaurant Corporation	MI	17,084	7/1/2002		1.96%	7,724
S&A Restaurant Corporation	PA	19,860	7/1/2002		1.96%	7,239
S&A Restaurant Corporation	VA	13,240	7/1/2002		1.96%	5,210
Slaymaker Group, Inc.	AZ	8,036	3/1/2004		1.92%	3,172
Slaymaker Group, Inc.	AZ	8,089	2/1/2004		1.92%	3,240
TEC Foods	MI	6,235	1/1/2002		0.66%	2,252
TEC Foods	MI	6,235	1/1/2002		0.66%	2,269
RTM, Inc.	MI	6,334	9/1/2001		0.99%	5,909
Romacorp, Inc.	TX	15,417	1/1/2002

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Total Asset Cost
	Concept	Date of	Date of	Including
Lessee Name	Name	Commence	Expiration	Acquisition Fees

EQUIPMENT

J.M.C. Limited Partnership	Applebee’s	3/1/1997	3/1/2004	422,100
DenAmerica Corp.	Black Eye Pea	4/15/1997	4/15/2004	367,500
Shells Seafood Restaurants, Inc.	Shells Seafood	6/1/1997	6/1/2002	124,591
Shells Seafood Restaurants, Inc.	Shells Seafood	6/1/1997	6/1/2002	98,133
Champps Americana, Inc.	Champps	4/1/1998	4/1/2003	896,229
Champps Americana, Inc.	Champps	7/1/1998	7/1/2003	1,089,914
Corral South Store #4, Inc.	Golden Corral	6/15/1997	6/15/2002	531,508
Girardi-Riva Enterprises, Inc.	Arby’s	2/1/1998	2/1/2005	252,269
Girardi-Riva Enterprises, Inc.	Arby’s	7/1/1997	7/1/2004	167,445
Morgan’s Restaurants of PA, Inc.	KFC	10/15/1997	10/15/2004	242,571
Virginia QSC, LLC	Burger King	11/1/1997	11/1/2004	296,443
J-Four, Inc.	KFC	2/1/1998	2/1/2003	292,691
GC of Charlottesville	Golden Corral	5/1/1998	5/1/2005	418,870
Taco Two of Bakersfield	Del Taco	1/1/1999	1/1/2006	319,528
Circle Rest. Co., Inc.	Arby’s	10/1/1998	10/1/2003	98,425
RTM Georgia	TJ Cinnamons	4/1/1998	4/1/2003	236,250
RTMSC, Inc.	TJ Cinnamons	4/1/1998	4/1/2003	210,000
RTM, Inc.	Arby’s	10/1/1998	10/1/2003	73,446
RTM, Inc.	Arby’s	10/1/1998	10/1/2003	74,327
El Chico Restaurants, Inc.	El Chico	9/1/1998	9/1/2003	487,516
El Chico Restaurants, Inc.	El Chico	9/1/1998	9/1/2003	436,688
Cypress Rests. Inc.	Denny’s	9/1/1998	9/1/2005	367,500
DJ Enterprises, Inc.	Taco Bell	10/1/1998	7/1/2001	180,600

				7,684,544

				$39,548,945

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Asset		Date of	Annual
	State	Monthly	Next Rent	Rate of
Lessee Name	Location	Rent	Increase	Increase(2)	Sq. Ft.

EQUIPMENT

J.M.C. Limited Partnership	UT	6,838

DenAmerica Corp.	TX	5,866

Shells Seafood Restaurants, Inc.	FL	2,648

Shells Seafood Restaurants, Inc.	FL	2,086

Champps Americana, Inc.	IL	17,651

Champps Americana, Inc.	MI	21,466

Corral South Store #4, Inc.	FL	10,934

Girardi-Riva Enterprises, Inc.	WA	4,108

Girardi-Riva Enterprises, Inc.	WA	2,727

Morgan’s Restaurants of PA, Inc.	PA	3,766

Virginia QSC, LLC	VA	4,862

J-Four, Inc.	NY,NH,MA	5,882

GC of Charlottesville	VA	6,439

Taco Two of Bakersfield	CA	5,087

Circle Rest. Co., Inc.	CO	2,015

RTM Georgia	9 sites	4,590

RTMSC, Inc.	8 sites	4,080

RTM, Inc.	AL	1,427

RTM, Inc.	GA	1,444

El Chico Restaurants, Inc.	TX	9,797

El Chico Restaurants, Inc.	TX	8,775

Cypress Rests. Inc.	TX	5,537

DJ Enterprises, Inc.	FL	5,831

		143,856

		$408,480

(1)	Rent Increase equals the lesser of CPI or 10%.

(2)	Rate of increase calculated on a compounded annual basis.

(3)	Rent Increase is based on CPI increase.

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

      The lessees generally pay all expenses incident to the closing of these transactions including, the Partnership’s attorney’s fees, title insurance premiums, recording fees and expenses and transfer.

Equipment

      General Equipment Lease Provisions: All of the equipment leases are on the Partnership’s standard form of lease whereby the lessee is responsible for all expenses related to the equipment including taxes, insurance, maintenance and repair costs. Prior to entering into the leases, an affiliate of the General Partner considered factors such as the financial condition and business and operating history of the lessees and demographic data for the area in which the equipment is located. All of the equipment was purchased with cash from offering proceeds. The General Partner believes that the amount of insurance carried by each lessee is adequate.

Summary of Investment Objectives and Policies

      The Partnership acquires income-producing property and equipment which are leased primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses such as automotive and specialty retail franchises. Properties are selected for acquisition based on an examination and evaluation by the General Partners or an affiliate of the potential value of the site, the financial condition and business history of the proposed lessee, the demographics of the area in which the property is located, the proposed purchase price and lease terms, geographic and market diversification, and potential operating results. Similar analyses are utilized in selecting equipment. The Partnership anticipates that only fee interests in real property will be acquired, although other interests (including acquisitions of buildings, with the underlying land being subject to a long-term ground lease) may be acquired if it is deemed to be advantageous to the Partnership. At December 31, 2000 the Partnership has one property subject to a ground lease.

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

      In selecting specific properties, the General Partners generally require the following:

      (i) Base annual rent will provide a specified minimum return on the contract purchase price of the property; the majority of the leases will provide for fixed increases on specific dates or indexation of rents to indices such as the Consumer Price Index. Leases may also provide for percentage rents calculated to provide rents equal to a percentage of the lessee’s gross sales if greater than the base rent; and

      (ii)The initial lease will have a term of between ten and twenty years.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during 2000.

PART II

Item 5. Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters

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

      The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain “publicly traded partnerships.” If the Partnership were to be classified as a “publicly traded partnership,” income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a “publicly traded partnership.”

Item 6. Selected Financial Data

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	1999	1998

Statements of Operations Data:

Operating revenue:

Rental income	$3,002,022	$2,672,588	$1,243,403

Finance income	588,435	805,410	548,342

Total operating revenue	3,590,457	3,477,998	1,791,745

Operating costs and expenses:

Interest expense	923,965	788,199	23,603

Depreciation	394,312	327,803	131,565

General and administrative	101,226	108,023	80,536

Total operating costs and expenses	1,419,503	1,224,025	235,704

Income from operations	2,170,954	2,253,973	1,556,041

Other income (expense):

Interest income	488	29,143	254,673

Gain on sale of real estate	—	5,858	—

Gain on sale of equipment	42,433	—	—

Other	234	5,055	35

Total other income	43,155	40,056	254,708

Net income	2,214,109	2,294,029	1,810,749

Net income allocable to general partner	22,141	22,940	18,107

Net income allocable to limited partners	$2,191,968	$2,271,089	$1,792,642

Net income per limited partnership unit	$73.65	$75.78	$72.37

Weighted average number of limited partnership units outstanding	29,763	29,969	24,769

Other Data:

Cash flow from operating activities	$2,626,092	$3,306,697	$715,635

Cash flow from investing activities	$(3,138,164)	$(4,000,047)	$(20,428,353)

Cash flow from financing activities	$(110,816)	$(507,083)	$16,606,682

Balance Sheet Data:

Cash and cash equivalents	$179,066	$915,760	$2,890,347

Investment in leases	$35,405,709	$32,619,423	$28,941,321

Total assets	$36,819,022	$34,533,478	$32,659,591

Total liabilities	$13,753,388	$9,832,387	$6,671,410

Total partners’ capital	$23,065,634	$24,701,091	$25,988,181

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations – 2000 to 1999

      For the year ended December 31, 2000, operating revenue increased 3% to $3.6 million as compared to $3.5 million for the year ended December 31, 1999. Rental income from operating leases for 2000 increased 12% to $3.0 million as compared to $2.7 million for 1999 due to the acquisition of one real estate property and the benefit of a full year of rental income from properties acquired and leased in preceding periods. Earned income from financing leases for 2000 decreased 27% to $588,000 as compared to $805,000 for 1999 due to the sale of one equipment lease and the amortization of principal balances.

      General and administrative expenses decreased 6% to $101,000 for 2000 as compared to $108,000 for 1999. The decrease is primarily the result of a decrease in professional fee expense. Depreciation expense increased 20% to $394,000 for 2000 as compared to $328,000 for 1999 due to the acquisition of one real estate property and the effect of a full period of depreciation of properties acquired and leased in the preceding year. Interest expense increased 17% to $924,000 during 2000 as compared to $788,000 for 1999. The increase is due to a full year of interest expense for the $3.3 million term note that the Partnership entered into in March 1999, as well as the additional interest expense incurred for the $3.75 million term note that the Partnership entered into in October 2000.

      Interest and other income decreased to $722 for 2000 as compared to $34,000 for 1999 primarily as a result of idle funds being invested in properties and no longer earning interest.

      During 2000, the Partnership recognized a gain of $42,000 on the sale of equipment. Proceeds of approximately $611,000 were reinvested in a real estate property. During 1999, the Partnership recognized a gain of $5,858 on the sale of real estate. Proceeds of approximately $953,000 were reinvested in a real estate property.

      As a result of the foregoing, the Partnership’s net income for 2000 decreased 3% to approximately $2.2 million as compared to $2.3 million in 1999. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 2000, the Partnership made distributions to limited partners totaling $3.6 million, as compared to $3.4 million for the preceeding year.

Results of Operations – 1999 to 1998

      For the year ended December 31, 1999, operating revenue increased 94% to $3.5 million as compared to $1.8 million for the year ended December 31, 1998. Rental income from operating leases for 1999 increased 115% to $2.7 million as compared to $1.2 million for 1998 due to the acquisition or completed construction funding of seven properties and the benefit of a full year of rental income from properties acquired and leased in preceding periods. Earned income from financing leases for 1999 increased 47% to $805,000 as compared to $548,000 for 1998 as a result of the addition of one real estate property treated as a direct finance lease and from the benefit of a full year of finance income from leases originated in preceeding periods.

      General and administrative expenses increased 34% to $108,000 for 1999 as compared to $81,000 for 1998. The significant factor resulting in the increase is due to management fees that are incurred and payable to the General Partner. During 1999 the Partnership incurred $40,000 in management fees as compared to $23,300 in 1998 due solely to the increased acquisition of net leased properties during 1999. Depreciation expense increased 148% to $328,000 for 1999 as compared to $132,000 for 1998 due to the acquisition of net leased properties and the effect of a full period of depreciation of properties acquired and leased in the preceding year. Interest expense increased to $788,000 during 1999 as compared to $24,000 for 1998. The increase is the result of the $6.4 million term note that the Partnership entered into in December 1998 and the $3.3 million term note that the Partnership entered into in March 1999.

      Interest and other income decreased 87% to $34,000 for 1999 as compared to $255,000 for 1998 primarily as a result of idle funds being invested in properties and no longer earning interest.

      During 1999, the Partnership recognized a gain of $5,858 on the sale of real estate. Proceeds of approximately $953,000 were reinvested in another real estate property.

      As a result of the foregoing, the Partnership’s net income for 1999 increased 27% to approximately $2.3 million as compared to $1.8 million in 1998. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 1999, the Partnership made distributions to limited partners totaling $3.4 million, as compared to $2.1 million for the preceeding year.

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

      In December, 1998, the Partnership entered into a $6.4 million term note. The Partnership entered into an additional $3.3 million term note in March 1999. Proceeds from the notes were used to acquire additional properties. The notes have a 10 year term, are collateralized by certain properties subject to operating leases, and bear interest at rates ranging from 8.13 to 8.5% per annum. Debt issuance costs of approximately $595,000 in aggregate incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

      The Partnership purchased one net leased real estate property in October 2000. The Partnership assumed a $3.75 million term note in connection with the acquisition. The note has a 10 year term and bears interest at the rate of 8.35% per annum. As of December 31, 2000, the Partnership had invested $31.9 million in 21 net leased real estate properties and $7.7 million in 23 equipment packages.

      The Partnership expects that only limited amounts of liquid assets will be required for existing properties since the form of lease which it uses for its properties and equipment requires lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance. The General Partners expect that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to Limited Partners.

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

Item 11. Executive Compensation

      The Partnership does not have directors or officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      To the best knowledge of the Partnership, as of December 31, 2000 no person known by the Partnership, beneficially owned more than 5% of the outstanding Units.

Item 13. Certain Relationships and Related Transactions

      During 1999, the General Partners received acquisition fees from the Partnership in an amount equal to $279,146 for services rendered in connection with the selection, evaluation and acquisition of properties and equipment, as provided in the Partnership Agreement. During 2000, no acquisition fee was earned by the General Partners.

      The General Partners believe that the Asset Management Agreement entered into is on terms no less favorable to the Partnership than those customary for similar services by independent firms in the relevant geographic area. The Asset Management Agreement provides for termination by a majority vote of the Limited Partners, without penalty, upon 60 days prior written notice. During 2000 and 1999 the Partnership incurred $45,556 and $39,507 respectively, of management fees to the General Partner.

      In connection with the Offering and throughout all stages of the Partnership’s operations, the General Partners and their affiliates will receive compensation as described more fully in the “Compensation Table” on pages 35 through 42 of the Partnership’s Prospectus. All of the General Partners’ fees with the exception of acquisition fees will be subordinated to receipt by the Limited Partners of preferential distributions. Acquisition fees will be payable whether or not funds are available for distribution to the Limited Partners. The General Partners may, under certain circumstances, benefit from the continued holding of Partnership properties and/or equipment, while investors may be better served by a sale or other disposition of such properties and/or equipment. Furthermore, the receipt of certain fees and reimbursements is dependent upon the ability of the General Partners to timely invest net offering proceeds. Therefore, the interest of the General Partners in receiving such fees may conflict with the interest of the Limited Partners. The General Partners and their affiliates believe that their actions and decisions will be made in a manner consistent with their fiduciary duty to the Partnership.

      The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partners or any of their affiliates have not and will not be the result of arm’s-length negotiations although the General Partners believe that such agreements and arrangements will approximate those which would be arrived at through arm’s-length negotiations. While the Partnership will make no loans to the General Partners or their affiliates, the Partnership may borrow money from the General Partners or their affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose. The General Partners and their affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees), who may deal with the Partnership. However, the Partnership Agreement prohibits receipt of rebates or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

Item 14. Exhibits and Reports on Form 8-K

      (a) The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4	Agreement of Limited Partnership of Registrant (Incorporated by reference from Exhibit B of the final Prospectus dated December 23, 1996, as supplemented and filed with the Securities and Exchange Commission, S.E.C. File No. 333-9371)

4.1	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.2	Promissory Note dated March 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

99.1	Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 333-9371.)

      (b) Reports on Form 8-K:

      There were no reports filed on Form 8-K for the fourth quarter ended December 31, 2000.

SIGNATURES

      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

By:	Captec Net Lease Realty, Inc., Managing General Partner

By:	/s/ W. Ross Martin

W. Ross Martin Executive Vice President, Chief Financial Officer

Date:	March 30, 2001

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick L. Beach

Patrick L. Beach Chairman of the Board of Directors, President and Chief Executive Officer of Captec Net Lease Realty, Inc.

Date:	March 30, 2001

By:	/s/ W. Ross Martin

W. Ross Martin Executive Vice President, Chief Financial Officer of Captec Net Lease Realty, Inc.

Date:	March 30, 2001

Captec Franchise Capital Partners, L.P. IV
Contents

Report of Independent Accountants

To the Board of Directors of
Captec Net Lease Realty, Inc.
Managing General Partner of
Captec Franchise Capital Partners, L.P. IV

In our opinion, the accompanying balance sheets and the related statements of operations, of partners capital and of cash flows present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. IV at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999, and 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Detroit, Michigan
March 9, 2001

Captec Franchise Capital Partners, L.P. IV
Balance Sheets
December 31, 2000 and 1999

	2000	1999

Assets

Cash and cash equivalents	$78,837	$701,725

Restricted cash	100,229	214,035

Investments in leases
Operating leases, net	29,869,323	25,199,728

Financing leases, net	5,536,386	7,419,695

Accounts receivable and prepaids	26,751	32,647

Unbilled rent, net	730,375	389,496

Due from related parties	966	40,477

Deferred financing costs, net	476,155	535,675

Total assets	$36,819,022	$34,533,478

Liabilities and Partners’ Capital

Liabilities

Notes payable	$13,389,750	$9,651,000

Accounts payable and accrued expenses	110,184	128,274

Due to related parties	253,454	53,113

Total liabilities	13,753,388	9,832,387

Partners’ capital

Limited partners’ capital accounts	23,069,410	24,717,802

General partners’ capital accounts	(3,776)	(16,711)

Total partners’ capital	23,065,634	24,701,091

Total liabilities and partners’ capital	$36,819,022	$34,533,478

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners, L.P. IV
Statements of Operations
For the Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Operating revenue

Rental income	$3,002,022	$2,672,588	$1,243,403

Finance income	588,435	805,410	548,342

Total operating revenue	3,590,457	3,477,998	1,791,745

Operating costs and expenses

Interest expense	923,965	788,199	23,603

Depreciation	394,312	327,803	131,565

General and administrative	101,226	108,023	80,536

Total operating costs and expenses	1,419,503	1,224,025	235,704

Income from operations	2,170,954	2,253,973	1,556,041

Other income

Interest income	488	29,143	254,673

Gain on sale of real estate	—	5,858	—

Gain on sale of equipment	42,433	—	—

Other	234	5,055	35

Total other income	43,155	40,056	254,708

Net income	2,214,109	2,294,029	1,810,749

Net income allocable to general partner	22,141	22,940	18,107

Net income allocable to limited partners	$2,191,968	$2,271,089	$1,792,642

Net income per limited partnership unit	$73.65	$75.78	$72.37

Weighted average number of limited partnership units outstanding	29,763	29,969	24,769

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners, L.P. IV
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2000, 1999 and 1998

	Limited	Limited	General	Total
	Partners'	Partners'	Partners'	Partners'
	Units	Accounts	Accounts	Capital

Balance, January 1, 1998	15,392	$13,547,060	$5,460	$13,552,520

Issuance of limited partnership units	14,608	12,713,912	—	12,713,912

Distributions — ($69.63 per unit)	—	(2,089,000)	—	(2,089,000)

Net income	—	1,792,642	18,107	1,810,749

Balance, December 31, 1998	30,000	25,964,614	23,567	25,988,181

Repurchase of limited partnership units	(117)	(105,399)	—	(105,399)

Distributions — ($114.20 per unit)	—	(3,412,501)	(63,219)	(3,475,720)

Net income	—	2,271,089	22,940	2,294,029

Balance, December 31, 1999	29,883	24,717,803	(16,712)	24,701,091

Repurchase of limited partnership units	(258)	(230,363)	—	(230,363)

Distributions — ($121.86 per unit)	—	(3,609,998)	(9,205)	(3,619,203)

Net income	—	2,191,968	22,141	2,214,109

Balance, December 31, 2000	29,625	$23,069,410	$(3,776)	$23,065,634

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners, L.P. IV
Statements of Cash Flows
For the Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Cash flows from operating activities

Net income	$2,214,109	$2,294,029	$1,810,749

Adjustments to net income Depreciation	394,312	327,803	131,565

Amortization of debt issuance costs	59,519	59,519	—

Gain on sale of real estate	—	(5,858)	—

Gain on sale of equipment	(42,433)	—	—

Increase in unbilled rent	(340,879)	(260,654)	(102,859)

Decrease (increase) in accounts receivable	5,896	97,587	(126,747)

Increase (decrease) in accounts payable and accrued expenses	(18,090)	81,573	(2,674)

Decrease (increase) in due from related parties	39,511	135,140	(126,236)

Increase (decrease) in due to related parties	200,341	(196,596)	120,026

Decrease (increase) in restricted cash	113,806	774,154	(988,189)

Net cash provided by operating activities	2,626,092	3,306,697	715,635

Cash flows from financing activities

Purchase and construction cost of properties subject to operating leases	(5,063,907)	(5,040,449)	(15,759,559)

Proceeds from disposition of properties subject to operating leases	—	952,639	—

Proceeds from sale of equipment	611,121	—	—

Purchase of equipment and real estate subject to financing leases	—	(1,131,619)	(5,473,417)

Principal collections on financing leases	1,314,622	1,219,382	804,623

Net cash used in investing activities	(3,138,164)	(4,000,047)	(20,428,353)

Cash flows from financing activities

Proceeds from issuance of note payable	3,746,276	3,276,000	6,375,000

Debt issuance costs	—	(201,964)	(393,230)

Repayments of notes payable	(7,526)	—	—

Issuance of limited partnership units	—	—	14,598,683

Offering costs	—	—	(1,884,771)

Repurchase of limited partnership units	(230,363)	(105,399)	—

Distributions to limited partners	(3,609,998)	(3,412,501)	(2,089,000)

Distributions to general partner	(9,205)	(63,219)	—

Net cash (used in) provided by financing activities	(110,816)	(507,083)	16,606,682

Net decrease in cash and cash equivalents	(622,888)	(1,200,433)	(3,106,036)

Cash and cash equivalents, beginning of period	701,725	1,902,158	5,008,194

Cash and cash equivalents, end of period	$78,837	$701,725	$1,902,158

Supplemental disclosure of cash flow information:

Cash paid for interest	$838,430	$665,731	$20,156

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners, L.P. IV
Notes to Financial Statements

1.	The Partnership and Its Significant Accounting Principles

Captec Franchise Capital Partners L.P. IV (the “Partnership”), a Delaware limited partnership, was organized on July 23, 1996 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” or “double net” basis, primarily to operators of national and regional chain franchised fast food and family style restaurants, as well as other national and regional retail chains.

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

The Partnership commenced a public offering of 30,000 limited partnership interests (“Units”), priced at $1,000 per unit, on December 31, 1996. The Partnership commenced operations on March 5, 1997. At December 31, 1998, the Partnership had accepted subscriptions for all 30,000 Units. During 1999 the Partnership repurchased a total of 117 Units for $105,339, or 90% of the investor’s capital account. On April 3, 2000 the partnership repurchased a total of 110 units for $99,282, or 90% of the investors account. An additional 148 units were repurchased on October 2, 2000 for $131,080 or 89% of the investors account. The repurchase of the Units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At December 31, 2000, the Partnership had 29,625 Units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

Following is a summary of the Partnership’s significant accounting policies:

Cash and cash equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

The Partnership is required to maintain a cash balance in an escrow account until specific post closing requirements have been satisfied related to a note payable.

Rental income from operating leases

The Partnership’s operating leases have scheduled rent increases which occur at various dates throughout the lease terms. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain of the Partnership’s leases also have percentage and overage rent clauses, which the Partnership recognizes after the tenants’ reported sales have exceeded the applicable sales breakpoint.

Captec Franchise Capital Partners, L.P. IV
Notes to Financial Statements

1.	The Partnership and Its Significant Accounting Principles (continued)

Land and building subject to operating leases

Land and buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years). The Partnership periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss were indicated using undiscounted cash flows, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair or present value of the asset on a discounted cash flow basis.

Net investment in financing leases

Net investment in financing leases primarily represents equipment used in restaurant operations and are leased under a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. Financing leases delinquent for 90 or more days are determined to be impaired, and income accrual is suspended at that time. A loss reserve is calculated based on the estimated amounts recoverable. At December 31, 2000 no financing leases have been determined to be impaired and, thus, the Partnership has not provided for an allowance for uncollectible amounts associated with its financing leases.

Note payable

The fair value of fixed rate debt approximates the book value, and is estimated based on current rates offered for notes payable of the equivalent remaining maturity.

Net income per limited partnership interest

Net income per limited partnership interest is calculated using the weighted average number of limited partnership units outstanding during the period and the limited partners’ allocable share of the net income.

Income taxes

No provision for income taxes is included in the accompanying financial statements, as the Partnership’s results of operations are passed through to the partners for inclusion in their respective income tax returns.

Estimates

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

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to the 2000 presentations.

Captec Franchise Capital Partners, L.P. IV
Notes to Financial Statements

2.	Distributions

Cash flows of the Partnership are allocated 99% to the limited partners and 1% to the General Partner, except that the General Partner’s share is subordinated to a 10% per annum cumulative, non-compounded preferred return to the limited partners. Net sale or refinancing proceeds of the Partnership will be allocated 90% to the limited partners 10% to the General Partner, except that the General Partner’s share will be subordinated to a 10.5% per annum cumulative, non-compounded return on their Adjusted Investment plus return of the original contributions to the limited partners.

Distributions of cash flow from operations are paid quarterly in arrears.

3.	Related Party Transactions and Agreements

Organization and offering expenses, excluding selling commissions, were paid initially by the General Partners and/or their affiliates and subsequently reimbursed by the Partnership in an amount equal to up to 3% of the gross proceeds of the offering (less any amounts paid directly by the Partnership). In addition, the General Partner and/or its affiliates were paid a non-accountable expense allowance by the Partnership in an amount equal to 2% of the gross proceeds of the offering. These costs were treated as capital issuance costs and have been netted against the limited partners’ capital accounts.

The Partnership paid to Participating Dealers, including affiliates of the general partners, selling commissions in an amount equal to 8% of the purchase price of all Units placed by them directly. There were $0 and $1,156,562 of selling commissions incurred during 2000 and 1999, respectively. These costs were treated as capital issuance costs and have been netted against the limited partners’ capital accounts.

Pursuant to the Partnership Agreement, acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee) are incurred to the General Partner. The Partnership incurred $240,772, $279,146 and $1,088,073 in acquisition fees during 2000, 1999 and 1998, respectively. The acquisition fees were capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $45,556, $39,507 and $22,934 were incurred during 2000, 1999 and 1998, respectively.

The Partnership Agreement provides for the General Partner to receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum, cumulative non-compounded preferred return on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership’s Prospectus provides for the reinvestment of net sale proceeds during the four year period beginning on the date the Partnership terminated the offering, December 23, 1998. The Partnership did not pay any liquidation fees during 2000 or 1999.

Captec Franchise Capital Partners, L.P. IV
Notes to Financial Statements

4.	Land and Building Subject to Operating Leases

The net investment in operating leases as of December 31, 2000 and 1999 is comprised of the following:

	2000	1999

Land	$11,197,200	$10,635,450

Building and improvements	19,535,581	15,033,424

	30,732,781	25,668,874

Less accumulated depreciation	(863,458)	(469,146)

	$29,869,323	$25,199,728

All construction draws are subject to the terms of a standard lease agreement with the Partnership. Upon completion of construction and when the tenant lease payments begin, the construction draws are then capitalized as land and building. There were no outstanding construction draws on properties as of December 31, 2000 and 1999.

The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 2000:

2001	$3,057,094

2002	3,124,362

2003	3,157,794

2004	3,216,979

2005	3,274,194

Thereafter	38,944,003

Total	$54,774,426

5.	Net Investment in Financing Leases

The net investment in financing leases as of December 31, 2000 and 1999 is comprised of the following:

	2000	1999

Minimum lease payments to be received	$7,261,082	$10,230,685

Estimated residual value	232,697	232,697

Gross investment in financing leases	7,493,779	10,463,382

Less - unearned income	(1,521,638)	(2,709,359)

Less - direct origination costs	(435,755)	(334,328)

Net investment in financing leases	$5,536,386	$7,419,695

Captec Franchise Capital Partners, L.P. IV
Notes to Financial Statements

5.	Net Investment in Financing Leases (continued)

The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 2000:

2001	$1,823,681

2002	1,670,956

2003	1,066,386

2004	512,971

2005	301,178

Thereafter	1,885,910

Total	$7,261,082

6.	Notes Payable

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

In October 2000, the Partnership assumed a $3.7 million term note in connection with the acquisition of a United Supermarket property. The note has a 10-year term, and bears an interest rate of 8.35% per annum.

At December 31, 2000, annual maturities on the notes in aggregate are as follows:

2001	$211,460

2002	263,410

2003	286,039

2004	310,614

2005	337,300

Thereafter	11,980,927

Total	$13,389,750

Debt issuance costs of $595,194 in aggregate were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the 10-year term.

7.	Subsequent Event

Based upon the results of operations for the three month period ended December 31, 2000, the Partnership declared distributions of $835,000 to its limited partners on January 15, 2001.

Report of Independent Accountants

To the Board of Directors of
Captec Net Lease Realty, Inc.
Managing General Partner of
Captec Franchise Capital Partners L.P. IV

In connection with our audit of the financial statements of Captec Franchise Capital Partners L.P. IV as of December 31, 2000, 1999 and 1998, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in the index to Financial Statements contained in this Form 10-K.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.

PricewaterhouseCoopers LLP

Detroit, Michigan
March 9, 2001

SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2000

	Type of	State		Initial Cost
Concept	Property	Location	Encumbrances	To Company

Boston Market	Restaurant	MN	—	1,012,200

Hollywood Video	Retail	OH	736,836	1,455,300

Blockbuster Video	Retail	GA	590,078	1,170,000

Italian Oven	Restaurant	TX	883,177	1,680,000

Arby’s	Restaurant	OH	398,136	819,000

Hollywood Video	Retail	OH	762,912	1,454,880

Steak & Ale	Restaurant	MI	1,028,261	2,100,000

Steak & Ale	Restaurant	PA	1,196,139	2,441,250

Bennigan’s	Restaurant	VA	796,226	1,627,500

Taco Bell	Restaurant	MI	385,541	766,500

Taco Bell	Restaurant	MI	385,541	766,500

Arby’s	Restaurant	MI	381,371	840,000

Tony Roma’s	Restaurant	TX	951,803	1,942,500

Del Taco	Restaurant	CA	654,981	1,239,000

Kona Steakhouse	Restaurant	TX	—	1,801,622

Carinos	Restaurant	TX	—	1,675,622

Wingers	Restaurant	AZ	—	941,850

Wingers	Restaurant	AZ	499,998	948,150

Arby’s	Restaurant	IA		987,000

United Supermarket	Retail	TX	3,738,450	5,063,907

TOTAL PROPERTIES			13,389,450	30,732,781

	Cost	Gross Amount
	Capitalized	At Which
	Subsequent	Carried At		Date of
	To	Close	Accumulated	Acquisition/	Acquisition/
Concept	Acquisition	Of Period	Depreciation	Construction	Construction	Depreciation

Boston Market	—	1,012,200	60,441	1997	Acquisition	40 Years

Hollywood Video	—	1,455,300	67,414	1997	Acquisition	40 Years

Blockbuster Video	—	1,170,000	65,125	1997	Acquisition	40 Years

Italian Oven	—	1,680,000	44,844	1997	Acquisition	40 Years

Arby’s	—	819,000	22,914	1998	Construction	40 Years

Hollywood Video	—	1,454,880	59,525	1998	Acquisition	40 Years

Steak & Ale	—	2,100,000	64,116	1998	Acquisition	40 Years

Steak & Ale	—	2,441,250	58,964	1998	Acquisition	40 Years

Bennigan’s	—	1,627,500	79,931	1998	Acquisition	40 Years

Taco Bell	—	766,500	21,263	1998	Acquisition	40 Years

Taco Bell	—	766,500	24,675	1998	Acquisition	40 Years

Arby’s	—	840,000	30,625	1998	Acquisition	40 Years

Tony Roma’s	—	1,942,500	57,750	1998	Acquisition	40 Years

Del Taco	—	1,239,000	23,446	1998	Construction	40 Years

Kona Steakhouse	—	1,801,622	51,854	1998	Construction	40 Years

Carinos	—	1,675,622	37,878	1999	Construction	40 Years

Wingers	—	941,850	27,383	1999	Acquisition	40 Years

Wingers	—	948,150	28,653	1999	Acquisition	40 Years

Arby’s		987,000	18,821	1999	Acquisition	40 Years

United Supermarket	—	5,063,907	17,835	2000	Acquisition	40 Years

TOTAL PROPERTIES	—	30,732,781	863,458

      Notes:

      The changes in total properties for the years ended December 31, 2000 and 1999 are as follows:

	2000	1999

Balance, beginning of year	$25,668,874	$21,598,416

Acquisitions	5,063,907	5,040,449

Dispositions and other	—	(969,991)

Balance, end of year	$30,732,781	$25,668,874

      The changes in accumulated depreciation for the years ended December 31, 2000 and 1999 are as follows:

	2000	1999

Balance, beginning of year	$469,146	$164,552

Depreciation expense	394,312	327,803

Dispositions and other	—	(23,209)

Balance, end of year	$863,458	$469,146

F(a)-12