Form 10-Q
period 2001-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2001-05-15
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2001

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
Index to Form 10-Q

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheet, March 31, 2001 and December 31, 2000	3

	Statement of Operations for the three months ended March 31, 2001 and 2000	4

	Statement of Changes in Partners’ Capital for the three months ended March 31, 2001	5

	Statement of Cash Flows for the three months ended March 31, 2001 and 2000	6

	Notes to Financial Statements	7–8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9–10

PART II	OTHER INFORMATION

	Other Information	11–12

SIGNATURES		13

Captec Franchise Capital Partners L.P. IV
Balance Sheet

	March 31,	December 31,
	2001	2000

	(Unaudited)
Assets

Cash and cash equivalents	$10,127	$78,837

Restricted cash	124,400	100,229

Investment in leases:

Operating leases, net	29,762,585	29,869,323

Financing leases, net	5,229,569	5,536,386

Accounts receivable	26,091	26,751

Unbilled rent, net	804,370	730,375

Due from related parties	12,268	966

Deferred financing costs, net	461,275	476,155

Total assets	$36,430,685	$36,819,022

Liabilities & Partners’ Capital

Liabilities:

Notes payable	$13,356,964	$13,389,750

Accounts payable and accrued expenses	104,077	110,184

Due to related parties	214,875	253,454

Total liabilities	13,675,916	13,753,388

Partners’ capital:

Limited partners’ capital accounts	22,753,304	23,069,410

General partner’s capital accounts	1,465	(3,776)

Total partners’ capital	22,754,769	23,065,634

Total liabilities & partners’ capital	$36,430,685	$36,819,022

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Operations
for the three months ended March 31, 2001 and 2000
(Unaudited)

	2001	2000

Operating revenue:

Rental income	$840,954	$720,172

Finance income	128,894	152,487

Total operating revenue	969,848	872,659

Operating costs and expenses:

Interest expense	298,462	214,067

Depreciation	120,738	94,520

General and administrative	26,071	26,580

Total operating costs and expenses	445,271	335,167

Income from operations	524,577	537,492

Other (expense) income:

(Loss) gain on sale of equipment	(258)	42,433

Other	(182)	—

Total other (expense) income	(440)	42,433

Net income	524,137	579,925

Net income allocable to general partner	5,241	5,799

Net income allocable to limited partners	$518,896	$574,126

Net income per limited partnership unit	$17.52	$19.21

Weighted average number of limited partnership units outstanding	29,625	29,883

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Changes in Partners’ Capital
for the three months ended March 31, 2001
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, December 31, 2000	29,625	$23,069,410	$(3,776)	$23,065,634

Distributions — ($28.19 per unit)	—	(835,002)	—	(835,002)

Net income	—	518,896	5,241	524,137

Balance, March 31, 2001	29,625	$22,753,304	$1,465	$22,754,769

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Cash Flows
for the three months ended March 31, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:

Net Income	$524,137	$579,925

Adjustments to net income:

Depreciation	120,738	94,520

Amortization of debt issuance costs	14,880	14,880

Loss (gain) on sale of equipment	258	(42,433)

Increase in unbilled rent	(73,995)	(70,059)

Decrease in accounts receivable	660	10,367

Decrease in accounts payable and accrued expenses	(6,107)	(41,470)

(Increase) decrease in restricted cash	(24,171)	179,606

(Increase) decrease in due from related parties	(11,302)	12,267

Decrease in due to related parties	(38,579)	(26,396)

Net cash provided by operating activities	506,519	711,207

Cash flows from investing activities:

Purchase and construction advances for properties subject to operating leases	(14,000)	—

Proceeds from sale of equipment	—	611,121

Principal payments on financing leases	306,559	354,897

Net cash provided by (used in) investing activities	292,559	966,018

Cash flows from financing activities:

Repayments of notes payable	(32,786)	—

Distributions to limited partners	(835,002)	(910,000)

Distributions to general partner	—	(9,204)

Net cash (used in) provided by financing activities	(867,788)	(919,204)

Net increase in cash and cash equivalents	(68,710)	758,021

Cash and cash equivalents, beginning of period	78,837	701,725

Cash and cash equivalents, end of period	$10,127	$1,459,746

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering of limited partnership interest units on December 23, 1996. A maximum of 30,000 units, priced at $1,000 per unit, were offered on a “best efforts, part or none” basis. The Partnership broke impound on March 5, 1997, and the Partnership immediately commenced operations. The Partnership completed the sale of all 30,000 units in 1998. During 1999 the Partnership repurchased a total of 117 units for $105,399, or 90% of the investor’s capital account. In April 2000 the Partnership repurchased a total of 110 Units for $99,282, or 90% of the investor’s capital account. An additional 148 Units were repurchased in October 2000 for $131,080, or 89% of the investor’s capital account. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At March 31, 2001, the Partnership had 29,625 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of units owned.

The balance sheet of the Partnership as of March 31, 2001 and the statements of operations and cash flows for the period ending March 31, 2001 and 2000 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission on March 30, 2001.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of March 31, 2001 is comprised of the following:

Land	$11,197,200

Building and improvements	19,549,581

30,746,781

Less accumulated depreciation	(984,196)

Total	$29,762,585

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS (continued)

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of March 31, 2001 is comprised of the following:

Minimum lease payments to be received	$6,832,301

Estimated residual value	232,697

Gross investment in financing leases	7,064,998

Less unearned income	(1,686,352)

Less direct origination costs	(149,077)

Net investment in financing leases	$5,229,569

4.	NOTES PAYABLE:

In November, 1998, the Partnership entered into a $6.375 million term note, the proceeds of which were used to acquire additional properties. The note has a 10-year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.13% per annum.

In March, 1999, the Partnership entered into an additional $3.3 million term note. The note also has a 10-year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of 8.5% per annum.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001. During the three months ended March 31, 2001 total operating revenue increased 11.1% to approximately $970,000 as compared to approximately $873,000 for the three months ended March 31, 2000. Rental revenue from operating leases for the three months ended March 31, 2001 increased 16.8% to approximately $841,000 as compared to approximately $720,000 for the three months ended March 31, 2000. Earned income from financing leases for the three months ended March 31, 2001 decreased 15.5% to approximately $129,000 as compared to approximately $152,000 for the three months ended March 31, 2000 due to the sale of one equipment lease and the amortization of principal balances.

Operating expenses were approximately $445,000 for the three months ended March 31, 2001 as compared to approximately $335,000 for the three months ended March 31, 2000. Total operating expenses for the three months ended March 31, 2001 is comprised of approximately $121,000 of depreciation expense, approximately $26,000 of general and administrative expenses, and approximately $298,000 of interest expense. The increase in operating expenses for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 is due to a full period of depreciation for properties leased in preceding periods and an increase in interest expense related to the $3.75 million term note that the Partnership entered into in October 2000.

Other expenses were $440 for the three months ended March 31, 2001 as compared to other income of approximately $42,000 for the three months ended March 31, 2000. The other income was a result of a gain on the sale of one equipment lease.

As a result of the foregoing, the Partnership’s net income decreased 9.63% to $524,000 for the three months ended March 31, 2001 as compared to $580,000 for the three months ended March 31, 2000.

Distributions. The Partnership announced first quarter distributions of $830,000, of which $722,642 was distributed to its Limited Partners on April 16, 2001 and the remaining $107,358 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I – FINANCIAL INFORMATION

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

In December, 1998 the Partnership entered into a $6.375 million term note. The Partnership entered into an additional $3.276 million term note in June, 1999. Proceeds from the notes were used to acquire additional properties. The notes have a 10-year term, are collateralized by certain properties subject to operating leases, and bear interest at rates ranging from 8.13 to 8.5% per annum. Debt issuance costs of approximately $595,500 in aggregate incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

The Partnership purchased one net leased real estate property in October 2000. The Partnership assumed a $3.75 million term note in connection with the acquisition. The note has a 10-year term and bears interest at the rate of 8.35% per annum.

At March 31, 2001, the Partnership had invested $31.9 million in 21 net leased real estate properties and $7.7 million in 23 equipment packages. As of March 31, 2001 the Partnership’s investments were allocated approximately 80% to properties and 20% to equipment.

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

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Net Lease Realty, Inc. Managing General Partner of Captec Franchise Capital Partners L.P. IV

By:	/s/ W. Ross Martin

W. Ross Martin Executive Vice President, Chief Financial Officer

Date:	May 15, 2001