Form 10-Q
period 2001-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2001-08-14
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

Index to Form 10-Q

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheet, June 30, 2001 and December 31, 2000	3

	Statement of Operations for the three and six months ended June 30, 2001 and 2000	4

	Statement of Changes in Partners’ Capital for the six months ended June 30, 2001	5

	Statement of Cash Flows for the six months ended June 30, 2001 and 2000	6

	Notes to Financial Statements	7–8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9–11

PART II	OTHER INFORMATION

	Other Information	12–13

SIGNATURES		14

Captec Franchise Capital Partners L.P. IV
Balance Sheet

	(Unaudited)
	June 30,	December 31,
	2001	2000

Assets

Cash and cash equivalents	$428,011	$78,837

Restricted cash	150,230	100,229

Investment in property under leases:

Operating leases, net	29,641,846	29,869,323

Financing leases, net	4,921,768	5,536,386

Accounts receivable	16,856	26,751

Unbilled rent, net	898,518	730,375

Due from related parties	12,268	966

Deferred financing costs, net	446,396	476,155

Total assets	$36,515,893	$36,819,022

Liabilities & Partners’ Capital

Liabilities:

Notes payable	$14,005,292	$13,389,750

Accounts payable and accrued expenses	123,782	110,184

Due to related parties	72,682	253,454

Total liabilities	14,201,756	13,753,388

Partners’ capital:

Limited partners’ capital accounts	22,307,624	23,069,410

General partner’s capital accounts	6,513	(3,776)

Total partners’ capital	22,314,137	23,065,634

Total liabilities & partners’ capital	$36,515,893	$36,819,022

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Operating revenue:

Rental income	$840,954	$731,541	$1,681,908	$1,451,713

Finance income	119,938	153,806	248,832	306,293

Total operating revenue	960,892	885,347	1,930,740	1,758,006

Operating costs and expenses:

Interest expense	305,654	214,067	604,117	428,134

Depreciation	120,738	93,986	241,477	188,505

General and administrative	29,691	18,149	55,761	44,729

Total operating costs and expenses	456,083	326,202	901,355	661,368

Income from operations	504,809	559,145	1,029,385	1,096,638

Other income (expense):

Interest and other income	—	50	—	50

(Loss) gain on sale of equipment	—	—	(258)	42,433

Other expense	—	—	(182)	—

Total other income (expense)	—	50	(440)	42,483

Net income	504,809	559,195	1,028,945	1,139,121

Net income allocable to general partner	5,048	5,592	10,289	11,391

Net income allocable to limited partners	$499,761	$553,603	$1,018,656	$1,127,730

Net income per limited partnership unit	$16.95	$18.59	$34.47	$37.81

Weighted average number of limited partnership units outstanding	29,486	29,773	29,555	29,828

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Changes in Partners’ Capital
for the six months ended June 30, 2001
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, December 31, 2000	29,625	$23,069,410	$(3,776)	$23,065,634

Distributions — ($56.47 per unit)	—	(1,665,000)	—	(1,665,000)

Repurchase of limited partnership units	(139)	(115,442)	(115,442)

Net income	—	1,018,656	10,289	1,028,945

Balance, June 30, 2001	29,486	$22,307,624	$6,513	$22,314,137

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Cash Flows
for the six months ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:

Net Income	$1,028,945	$1,139,121

Adjustments to net income:

Depreciation	241,477	188,505

Amortization of debt issuance costs	29,760	29,760

(Loss) gain on sale of equipment	258	(42,433)

Increase in unbilled rent	(168,143)	(171,988)

Decrease in accounts receivable	9,895	17,915

Increase (decrease) in accounts payable and accrued expenses	13,598	(37,023)

(Increase) decrease in due from related parties	(11,302)	11,644

Decrease in due to related parties	(180,772)	(11,773)

(Increase) decrease in restricted cash	(50,001)	165,468

Net cash provided by operating activities	913,715	1,289,196

Cash flows from investing activities:

Purchase and construction advances for properties subject to operating leases	(14,000)	—

Proceeds from sale of equipment	—	611,121

Principal collections on financing leases	614,359	667,659

Net cash provided by investing activities	600,359	1,278,780

Cash flows from financing activities:

Proceeds from issuance of notes payable	703,000	—

Repayments of notes payable	(87,458)	—

Repurchase of limited partnership units	(115,442)	(99,282)

Distributions to limited partners	(1,665,000)	(1,810,001)

Distributions to general partner	—	(9,205)

Net cash used in financing activities	(1,164,900)	(1,918,488)

Net increase in cash and cash equivalents	349,174	649,488

Cash and cash equivalents, beginning of period	78,837	701,725

Cash and cash equivalents, end of period	$428,011	$1,351,213

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering of limited partnership interest units on December 23, 1996. A maximum of 30,000 units, priced at $1,000 per unit, were offered on a “best efforts, part or none” basis. The Partnership broke impound on March 5, 1997, and the Partnership immediately commenced operations. The Partnership completed the sale of all 30,000 units in 1998. During 1999 the Partnership repurchased a total of 117 units for $105,399, or 90% of the investor’s capital account. In April 2000 the Partnership repurchased a total of 110 Units for $99,282, or 90% of the investor’s capital account. In October 2000 the Partnership repurchased 148 Units for $131,080, or 89% of the investor’s capital account. An additional 139 Units were repurchased in April 2001 for $115,442, or 83% of the investor’s capital account. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At June 30, 2001, the Partnership had 29,486 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of units owned.

The balance sheet of the Partnership as of June 30, 2001 and the statements of operations and cash flows for the period ending June 30, 2001 and 2000 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission on March 30, 2001.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS (continued)

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of June 30, 2001 is comprised of the following:

Land	$11,197,200

Building and improvements	19,549,581

30,746,781

Less accumulated depreciation	(1,104,935)

Total	$29,641,846

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of June 30, 2001 is comprised of the following:

Minimum lease payments to be received	$6,404,562

Estimated residual value	232,697

Gross investment in financing leases	6,637,259

Less unearned income	(1,589,380)

Less direct origination costs	(126,111)

Net investment in financing leases	$4,921,768

4.	NOTES PAYABLE:

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

In October 2000, the Partnership assumed a $3.7 million term note in connection with the acquisition of a net leased property. The note has a 10-year term, and bears an interest rate of 8.35% per annum.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001.   During the three months ended June 30, 2001 total operating revenue increased 8.5% to approximately $961,000 as compared to approximately $885,000 for the three months ended June 30, 2000. Rental revenue from operating leases for the three months ended June 30, 2001 increased 15.0% to approximately $841,000 as compared to approximately $732,000 for the three months ended June 30, 2000, primarily due to the acquisition of one net leased property in October 2000. Earned income from financing leases for the three months ended June 30, 2001 decreased 22.0% to approximately $120,000 as compared to approximately $154,000 for the three months ended June 30, 2000 due to the amortization of principal balances.

Operating expenses were approximately $456,000 for the three months ended June 30, 2001 as compared to approximately $326,000 for the three months ended June 30, 2000. The increase in operating expenses for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 is due to a full period of depreciation for properties acquired in preceding periods and an increase in interest expense related to the $3.7 million term note that the Partnership entered into in October 2000, in conjunction with the acquisition of a property.

As a result of the foregoing, the Partnership’s net income decreased 9.7% to $505,000 for the three months ended June 30, 2001 as compared to $559,000 for the three months ended June 30, 2000.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I – FINANCIAL INFORMATION

Six Months Ended June 30, 2001.   During the six months ended June 30, 2001 total operating revenue increased 9.8% to approximately $1,931,000 as compared to approximately $1,758,000 for the six months ended June 30, 2000. Rental revenue from operating leases for the six months ended June 30, 2001 increased 15.9% to approximately $1,682,000 as compared to approximately $1,452,000 for the six months ended June 30, 2000, primarily due to the acquisition of one net leased property in October 2000. Earned income from financing leases for the six months ended June 30, 2001 decreased 18.8% to approximately $249,000 as compared to approximately $306,000 for the six months ended June 30, 2000 due to the sale of one equipment lease in March 2000 and the amortization of principal balances.

Operating expenses were approximately $901,000 for the six months ended June 30, 2001 as compared to approximately $661,000 for the six months ended June 30, 2000. The increase in operating expenses for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 is due to a full period of depreciation for properties acquired in preceding periods and an increase in interest expense related to the $3.7 million term note that the Partnership entered into in October 2000, in conjunction with the acquisition of a property.

Other expenses were $440 for the six months ended June 30, 2001 as compared to other income of approximately $42,000 for the six months ended June 30, 2000. The other income was a result of a gain on the sale of one equipment lease.

As a result of the foregoing, the Partnership’s net income decreased 9.7% to $1,029,000 for the six months ended June 30, 2001 as compared to $1,139,000 for the six months ended June 30, 2000.

Distributions.   The Partnership announced second quarter distributions of $740,000, of which $643,891 was distributed to its Limited Partners on July 16, 2001 and the remaining $96,109 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

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

At June 30, 2001, the Partnership had invested $31.9 million in 21 net leased real estate properties and $7.7 million in 23 equipment packages. As of June 30, 2001 the Partnership’s investments were allocated approximately 80% to properties and 20% to equipment.

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

ITEM 5.    OTHER INFORMATION. Captec Net Lease Realty, Inc. (“CRRR”), the general partner of Captec Franchise Capital Partners L.P. IV (the “Partnership”), has entered into a definitive merger agreement with Commercial Net Lease Realty, Inc. (NYSE: NNN). The proposed merger is expected to close in the fourth quarter of 2001. In connection with the merger, CRRR has agreed to sell its general partnership interest in the partnership to a wholly-owned subsidiary of CRC Acquisition LLC which is a Michigan liability company of which Patrick L. Beach, the Chairman of the Board of Directors and President and Chief Executive Officer of CRRR, is the sole member. This will insure continuity of the management of the Partnership following the acquisition of CRRR by CNL pursuant to the merger.

In recognition of the above facts and to facilitate the transaction, an affiliate of Mr. Beach will purchase, immediately after the closing of the merger, certain non-real estate assets of CRRR and assume liabilities associated with those assets. The assets to be purchased by Mr. Beach include the general partner’s interest in the Partnership.

In order to complete this transition, the limited partners will need to consent to the transfer of the general partner interest to the affiliate of Mr. Beach. A proxy statement regarding this consent will be filed with the Securities and Exchange Commission. Once declared effective, the proxy statement will be mailed to all limited partners.

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

There were no reports filed on Form 8-K for the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Net Lease Realty, Inc.

Managing General Partner of

Captec Franchise Capital Partners L.P. IV

By:	/s/ W. Ross Martin

W. Ross Martin

Executive Vice President,

Chief Financial Officer

Date:	August 14, 2001