Form 10-Q
period 2001-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2001-11-14
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

Index to Form 10-Q

Item No.		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheet, September 30, 2001 and December 31, 2000	3
	Statement of Operations for the three and nine months ended September 30, 2001 and 2000	4
	Statement of Changes in Partners’ Capital for the nine months ended September 30, 2001	5
	Statement of Cash Flows for the nine months ended September 30, 2001 and 2000	6
	Notes to Financial Statements	7–8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9–10
PART II	OTHER INFORMATION
	Other Information	11–12
SIGNATURES		13

Captec Franchise Capital Partners L.P. IV
Balance Sheet

	(Unaudited)
	September 30,	December 31,
	2001	2000

Assets
Cash and cash equivalents	$487,301	$78,837
Restricted cash	177,614	100,229
Investment in property under leases:
Operating leases, net	29,521,108	29,869,323
Financing leases, net	4,600,875	5,536,386
Accounts receivable	55,218	26,751
Unbilled rent, net	938,246	730,375
Due from related parties	—	966
Deferred financing costs, net	431,516	476,155

Total assets	$36,211,878	$36,819,022

Liabilities & Partners’ Capital
Liabilities:
Notes payable	$13,943,820	$13,389,750
Accounts payable and accrued expenses	182,559	110,184
Due to related parties	19,495	253,454

Total liabilities	14,145,874	13,753,388

Partners’ capital:
Limited partners’ capital accounts	22,054,572	23,069,410
General partner’s capital accounts	11,432	(3,776)

Total partners’ capital	22,066,004	23,065,634

Total liabilities & partners’ capital	$36,211,878	$36,819,022

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating revenue:
Rental income	$840,954	$723,673	$2,522,862	$2,175,386
Finance income	105,404	145,326	354,236	451,619

Total operating revenue	946,358	868,999	2,877,098	2,627,005
Operating costs and expenses:
Interest expense	304,761	214,067	908,878	642,201
Depreciation	120,738	93,986	362,215	282,491
General and administrative	35,401	26,149	91,162	70,878

Total operating costs and expenses	460,900	334,202	1,362,255	995,570

Income from operations	485,458	534,797	1,514,843	1,631,435
Other income (expense):
Interest and other income	6,411	—	5,971	50
(Loss) gain on sale of equipment	—	—	—	42,433
Other expense	—	—	—	—

Total other income (expense)	6,411	—	5,971	42,483

Net income	491,869	534,797	1,520,814	1,673,918
Net income allocable to general partner	4,919	5,348	15,208	16,739

Net income allocable to limited partners	$486,950	$529,449	$1,505,606	$1,657,179

Net income per limited partnership unit	$16.51	$17.78	$50.98	$55.59

Weighted average number of limited partnership units outstanding	29,486	29,773	29,532	29,809

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Changes in Partners’ Capital
for the nine months ended September 30, 2001
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, December 31, 2000	29,625	$23,069,410	$(3,776)	$23,065,634
Distributions — ($81.56 per unit)	—	(2,405,002)	—	(2,405,002)
Repurchase of limited partnership units	(139)	(115,442)		(115,442)
Net income	—	1,505,606	15,208	1,520,814

Balance, September 30, 2001	29,486	$22,054,572	$11,432	$22,066,004

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Cash Flows
for the nine months ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:
Net Income	$1,520,814	$1,673,918
Adjustments to net income:
Depreciation	362,215	282,491
Amortization of debt issuance costs	44,640	44,640
Loss (gain) on sale of equipment	258	(42,433)
Increase in unbilled rent	(207,871)	(249,701)
(Increase) decrease in accounts receivable	(28,467)	24,079
Increase (decrease) in accounts payable and accrued expenses	72,374	(53,744)
Decrease in due from related parties	966	28,480
Decrease in due to related parties	(233,959)	(8,411)
(Increase) decrease in restricted cash	(77,385)	89,637

Net cash provided by operating activities	1,453,585	1,788,956

Cash flows from investing activities:
Purchase and construction advances for properties subject to operating leases	(14,000)	—
Proceeds from sale of equipment	—	611,121
Principal collections on financing leases	935,253	988,901

Net cash provided by investing activities	921,253	1,600,022

Cash flows from financing activities:
Proceeds from issuance of notes payable	703,000	—
Repayments of notes payable	(148,930)	—
Repurchase of limited partnership units	(115,442)	(99,282)
Distributions to limited partners	(2,405,002)	(2,709,999)
Distributions to general partner	—	(9,205)

Net cash used in financing activities	(1,966,374)	(2,818,486)

Net increase in cash and cash equivalents	408,464	570,492

Cash and cash equivalents, beginning of period	78,837	701,725

Cash and cash equivalents, end of period	$487,301	$1,272,217

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering of limited partnership interest units on December 23, 1996. A maximum of 30,000 units, priced at $1,000 per unit, were offered on a “best efforts, part or none” basis. The Partnership broke impound on March 5, 1997, and the Partnership immediately commenced operations. The Partnership completed the sale of all 30,000 units in 1998. During 1999 the Partnership repurchased a total of 117 units for $105,399, or 90% of the investor’s capital account. In April 2000 the Partnership repurchased a total of 110 Units for $99,282, or 90% of the investor’s capital account. In October 2000 the Partnership repurchased 148 Units for $131,080, or 89% of the investor’s capital account. An additional 139 Units were repurchased in April 2001 for $115,442, or 83% of the investor’s capital account. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At September 30, 2001, the Partnership had 29,486 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of units owned.

The balance sheet of the Partnership as of September 30, 2001 and the statements of operations and cash flows for the period ending September 30, 2001 and 2000 have not been audited. In the opinion of the Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission on March 30, 2001.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS (continued)

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of September 30, 2001 is comprised of the following:

Land	$11,197,200
Building and improvements	19,549,581

30,746,781
Less accumulated depreciation	(1,225,673)

Total	$29,521,108

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of September 30, 2001 is comprised of the following:

Minimum lease payments to be received	$5,978,264
Estimated residual value	232,697

Gross investment in financing leases	6,210,961
Less unearned income	(1,506,942)
Less direct origination costs	(103,144)

Net investment in financing leases	$4,600,875

4.	NOTES PAYABLE:

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001. During the three months ended September 30, 2001 total operating revenue increased 8.9% to approximately $946,000 as compared to approximately $869,000 for the three months ended September 30, 2000. Rental revenue from operating leases for the three months ended September 30, 2001 increased 16.2% to approximately $841,000 as compared to approximately $724,000 for the three months ended September 30, 2000, primarily due to the acquisition of one net leased property in October 2000. Earned income from financing leases for the three months ended September 30, 2001 decreased 27.5% to approximately $105,000 as compared to approximately $145,000 for the three months ended September 30, 2000 due to the amortization of principal balances.

Operating expenses were approximately $461,000 for the three months ended September 30, 2001 as compared to approximately $334,000 for the three months ended September 30, 2000. The increase in operating expenses for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 is due to a full period of depreciation for properties acquired in preceding periods and an increase in interest expense related to the $3.7 million term note that the Partnership entered into in October 2000, in conjunction with the acquisition of a property.

Other income was $6,000 for the three months ended September 30, 2001. The other income was due to late fees and interest income.

As a result of the foregoing, the Partnership’s net income decreased 8.0% to $492,000 for the three months ended September 30, 2001 as compared to $535,000 for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001. During the nine months ended September 30, 2001 total operating revenue increased 9.5% to approximately $2,877,000 as compared to approximately $2,627,000 for the nine months ended September 30, 2000. Rental revenue from operating leases for the nine months ended September 30, 2001 increased 16.0% to approximately $2,523,000 as compared to approximately $2,175,000 for the nine months ended September 30, 2000, primarily due to the acquisition of one net leased property in October 2000. Earned income from financing leases for the nine months ended September 30, 2001 decreased 21.6% to approximately $354,000 as compared to approximately $452,000

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I – FINANCIAL INFORMATION

for the nine months ended September 30, 2000 due to the sale of one equipment lease in March 2000 and the amortization of principal balances.

Operating expenses were approximately $1,363,000 for the nine months ended September 30, 2001 as compared to approximately $996,000 for the nine months ended September 30, 2000. The increase in operating expenses for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 is due to a full period of depreciation for properties acquired in preceding periods and an increase in interest expense related to the $3.7 million term note that the Partnership entered into in October 2000, in conjunction with the acquisition of a property.

Other income was $6,000 for the nine months ended September 30, 2001 as compared to other income of approximately $42,000 for the nine months ended September 30, 2000. Other income for the nine months ended September 30, 2001 was due to late fees and interest income. Other income for the nine months ended September 30, 2000 was a result of a gain on the sale of one equipment lease.

As a result of the foregoing, the Partnership’s net income decreased 9.1% to $1,521,000 for the nine months ended September 30, 2001 as compared to $1,674,000 for the nine months ended September 30, 2000.

Distributions. The Partnership announced third quarter distributions of $750,000, of which $652,591 was distributed to its Limited Partners on October 15, 2001 and the remaining $97,409 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

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

At September 30, 2001, the Partnership had invested $31.9 million in 21 net leased real estate properties and $7.7 million in 23 equipment packages. As of September 30, 2001 the Partnership’s investments were allocated approximately 80% to properties and 20% to equipment.

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

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. Captec Net Lease Realty, Inc. (“CRRR”), the general partner of Captec Franchise Capital Partners L.P. IV (the “Partnership”), has entered into a definitive merger agreement with Commercial Net Lease Realty, Inc. (NYSE: NNN). The proposed merger is expected to close in the fourth quarter of 2001. In connection with the merger, CRRR has agreed to sell its general partnership interest in the partnership to a wholly-owned subsidiary of CRC Asset Acquisition LLC which is a Michigan limited liability company of which Patrick L. Beach, the Chairman of the Board of Directors and President and Chief Executive Officer of CRRR, is the sole member. This will insure continuity of the management of the Partnership following the acquisition of CRRR by CNL pursuant to the merger.

In recognition of the above facts and to facilitate the transaction, an affiliate of Mr. Beach will purchase, immediately after the closing of the merger, certain non-real estate assets of CRRR and assume liabilities associated with those assets. The assets to be purchased by Mr. Beach include the general partner’s interest in the Partnership.

In order to complete this transition, the limited partners will need to consent to the transfer of the general partner interest to the affiliate of Mr. Beach. A proxy statement regarding this consent has been filed with the Securities and Exchange Commission. Once declared effective, the proxy statement will be mailed to all limited partners.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4	Agreement of Limited Partnership of Registrant. (Incorporated by reference from Exhibit B of the final Prospectus dated December 23, 1996, as supplemented and filed with the Securities and Exchange Commission, SEC File No. 333-9371)
4.1	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)
10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)
10.2	Promissory Note dated June 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended June 30, 1999)
99.1	Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. SEC File No. 333-9371)

(b)	Reports on Form 8-K: 30, 2001.

There were no reports filed on Form 8-K for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Net Lease Realty, Inc. Managing General Partner of Captec Franchise Capital Partners L.P. IV

By:	/s/ W. Ross Martin W. Ross Martin Executive Vice President, Chief Financial Officer

Date:	November 14, 2001