Form 10-K405
period 2001-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2002-03-29
CIK 1020157

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number 333-9371

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3304095 (I.R.S. Employer Identification No.)

24 Frank Lloyd Wright Drive, Lobby L, 4th Floor, P.O. Box 544, Ann Arbor, Michigan (Address of principal executive offices)	48106-0544 (Zip Code)

Issuer’s telephone number, including area code: (734) 994-5505
Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	None
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

At December 31, 2001 subscriptions for 30,000 units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $30,000,000. The aggregate sales price does not reflect market value and it reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop. At December 31, 2001, there were 29,391 Units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Prospectus of the Registrant dated December 23, 1996, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 333-9371, and is incorporated by reference in Parts I and III of this Annual Report on Form 10-K.

PART I

Item 1. Business

     Captec Franchise Capital Partners L.P. IV (the “Partnership”) is a Delaware limited partnership formed on July 23, 1996 for the purpose of acquiring income-producing commercial real properties and equipment which are leased primarily to operators of national chain and nationally franchised fast-food, family style and dinner house restaurants as well as other franchised or chain businesses pursuant to leases requiring the lessee to pay all taxes, assessments, utilities, insurance, maintenance, and repair costs associated with such properties or leases differing only in that the Partnership is responsible for the maintenance of the exterior walls and roof of the property. The Partnership also acquires properties that are leased to prominent national and regional retail concerns. The general partners upon formation of the Partnership were Captec Franchise Capital Corporation IV (“Captec”) and Patrick L. Beach, an individual. In August, 1998, the general partnership interest in the Partnership was acquired by Captec Net Lease Realty, Inc. (“Captec Net Lease”), an affiliate of Captec. Captec Net Lease, Captec, and Mr. Beach are collectively referred to as the “General Partners.”

     In December 2001, Captec Net Lease merged with and into Commercial Net Lease Realty, Inc. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP4 Asset Acquisition, LLC, a wholly-owned subsidiary of CRC Asset Acquisition LLC which is a Michigan limited liability company of which Patrick L. Beach is the sole member. Patrick L. Beach is the former Chairman of the Board of Directors and President and Chief Executive Officer of Captec Net Lease and an original general partner of the Partnership. In order to complete the assignment of the general partnership interest, a majority in interest of the Limited Partners and the Partnership’s lender must consent to the transfer to GP4 Asset Acquisition. A majority in interest of the Limited Partners consented to the transfer to GP4 Asset Acquisition in January 2002 and the lender consent is pending. Until such time that the transfer of the general partnership interest to GP4 Asset Acquisition is completed, Commercial Net Lease and GP4 Asset Acquisition have entered into an agreement whereby Commercial Net Lease assigned to GP4 Asset Acquisition all economic interests as general partner, GP4 Asset Acquisition has assumed all obligations to be performed relative to such economic interests and Commercial Net Lease has contracted with GP4 Asset Acquisition to perform all management services previously performed by the General Partners under the terms of the Partnership Agreement.

     The Partnership commenced a public offering (the “Offering”) of up to 30,000 units of Limited Partnership interest (the “Units”) registered under the Securities Act of 1933, as amended, by means of a Registration Statement on Form S-11 which was declared effective by the Securities and Exchange Commission on December 23, 1996. Capitalized terms not defined herein shall have the meaning ascribed to them in the Partnership’s Prospectus dated December 23, 1996. The Partnership accepted subscriptions for the Minimum Number of Units on March 5, 1997 and immediately commenced operations. The Offering reached final funding in December 1998 having received subscriptions for the entire 30,000 Units from 1,587 investors. Since 1999, a total of 609 units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At December 31, 2001, the Partnership had 29,391 Units issued and outstanding.

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

Item 2. Description of Properties

     As of December 31, 2001, the Partnership had a portfolio of 21 properties located in 10 states, with a cost basis of $31.9 million and 23 equipment leases with an original investment of $7.7 million. The properties are leased to 10 operators of restaurant concepts and five retail operators.

     As of December 31, 2001, operating leases to S&A Restaurants Corporation, Kona Restaurant Group, Inc. and United Supermarkets, Inc. represented 13.4%, 11.3% and 9.7% of the annualized rent from the total portfolio, respectively. Equipment leases to Champps Americana, Inc. represented 9.7% of the annualized rent from the total portfolio. Any performance failure under these leases could materially affect the Partnership’s income and financial position.

     All of the properties in the Partnership are occupied at December 31, 2001 and the related leases are performing. In October of 1998, Boston Chicken Inc. and the majority of its subsidiaries filed for Chapter 11 bankruptcy protection. The Partnership has one lease to a Boston Chicken franchisee who did file bankruptcy. This lease was assumed under the bankruptcy court with slightly modified terms. Annualized rent from this lease was $84,620 at December 31, 2001.

     The Partnership has one impaired equipment lease at December 31, 2001, with a recorded investment of $210,541 net of a related allowance of $65,000. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive. Rental payments on this lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The tenant, a Denny’s restaurant franchisee, filed for Chapter 11 bankruptcy protection in September 2001. It is anticipated that the tenant’s restaurant operations will be re-structured and/or sold and that, as a result, the tenant’s restaurants will continue and the restaurant in which the leased equipment is located will remain in operation. There is no definitive timetable for resolution of this default.

     The following is a summary description of the property and equipment leases as of December 31, 2001.

				Total Asset Cost	Asset		Date of	Annual
	Concept	Date of	Date of	Including	State	Monthly	Next Rent	Rate of
Lessee Name	Name	Commence	Expiration	Acquisition Fees	Location	Rent	Increase	Increase	Sq. Ft.

PROPERTIES
Hollywood Entertainment Corp.	Hollywood Video	11/1/97	7/1/12	1,455,300	OH	12,702	(1) 07/01/03	1.92%	7,488
Blockbuster Entertainment Corp.	Blockbuster Video	9/1/97	8/1/07	1,170,000	GA	9,831	08/01/02	2.29%	6,500
Kona Restaurant Group, Inc.	Carino’s	8/1/97	8/1/14	1,680,000	TX	15,400	08/01/03	1.64%	6,257
Capital Foods, Inc.	Arby’s	12/1/98	12/1/18	819,000	OH	7,683	12/01/02	2.50%	2,950
Taco Two of Bakersfield	Del Taco	2/1/99	2/1/19	1,239,000	CA	10,571	02/01/02	1.32%	2,200
Kona Restaurant Group, Inc.	Carino's	8/1/99	8/1/16	1,801,622	TX	15,728	08/01/02	1.63%	6,335
Kona Restaurant Group, Inc.	Kona Ranch Steakhouse	8/1/99	8/1/16	1,675,622	TX	14,628	08/01/02	1.63%	7,814
Hollywood Entertainment Corp.	Hollywood Video	10/1/98	11/1/12	1,454,880	OH	12,268	(2) 10/01/02	n/a	7,488
S&A Restaurant Corporation	Steak & Ale	7/1/98	7/1/18	2,100,000	MI	18,109	07/01/02	1.96%	7,724
S&A Restaurant Corporation	Steak & Ale	7/1/98	7/1/18	2,441,250	PA	21,051	07/01/02	1.96%	7,239
S&A Restaurant Corporation	Bennigan’s	7/1/98	7/1/18	1,627,500	VA	14,034	07/01/02	1.96%	5,210
Slaymaker Group	Winger’s	3/1/99	3/1/19	941,850	AZ	8,036	03/01/04	1.92%	3,172
Slaymaker Group	Winger’s	2/1/99	2/1/19	948,150	AZ	8,089	02/01/04	1.92%	3,240
Sterling Jewelers	Jared Jewelers	2/1/99	2/1/19	1,131,619	TX	11,667	02/01/04	1.92%	5,800
TEC Foods	Taco Bell	1/1/99	1/1/09	766,500	MI	6,235	01/01/02	0.66%	2,252
TEC Foods	Taco Bell	1/1/99	1/1/19	766,500	MI	6,235	01/01/02	0.66%	2,269
RTM Acquisition Company, Inc.	Arby’s	9/1/98	9/1/18	840,000	MI	6,524	09/01/03	1.49%	5,909
Romacorp, Inc.	Tony Roma’s	1/1/99	1/1/14	1,942,500	TX	15,417	01/01/02	1.96%	6,385
DRM, Inc.	Arby’s	1/1/00	1/1/20	987,000	IA	8,029	01/01/05	1.92%	3,094
United Supermarkets, Inc.	United Supermarket	11/1/00	6/1/20	5,077,907	TX	39,094		n/a	43,100
Finest Foodservice, LLC	Boston Market	4/1/97	8/1/12	1,012,200	MN	7,052	01/01/02	3.93%	3,035
				31,878,400		268,382
EQUIPMENT
Corral South Store #4, Inc.	Golden Corral	6/15/97	6/15/02	531,508	FL	10,934
Girardi-Riva Enterprises, Inc.	Arby’s	2/1/98	2/1/05	252,269	WA	4,108
Girardi-Riva Enterprises, Inc.	Arby’s	7/1/97	7/1/04	167,444	WA	2,727
Morgan’s Restaurants of PA, Inc.	KFC	10/15/97	10/15/04	242,572	PA	3,766
Virginia QSC, LLC	Burger King	11/1/97	11/1/04	296,444	VA	4,862
J-Four, Inc.	KFC	2/1/98	2/1/03	292,691	NY, NH, MA	5,882
RTM Georgia	TJ Cinnamons	4/1/98	4/1/03	236,250	GA	4,590
RTMSC, Inc.	TJ Cinnamons	4/1/98	4/1/03	210,000	SC	4,080
RTM, Inc.	Arby’s	10/1/98	10/1/03	74,327	GA	1,444
RTM, Inc.	Arby’s	10/1/98	10/1/03	73,446	AL	1,427
Cypress Restaurants, Inc.	Denny’s	9/1/98	9/1/05	367,500	SC	5,537
GC of Charlottesville	Golden Corral	5/1/98	5/1/05	418,870	VA	6,439
Taco Two of Bakersfield	Del Taco	1/1/99	1/1/06	319,528	CA	5,087
Circle Restaurant Company, Inc.	Arby’s	12/1/00	9/1/05	98,425	CO	—
El Chico Restaurants, Inc.	El Chico	9/1/98	9/1/03	487,516	TX	9,797
El Chico Restaurants, Inc.	El Chico	9/1/98	9/1/03	436,688	OK	8,775
DJ Enterprises, Inc.	Taco Bell	10/1/98	9/1/07	180,600	FL	500
J.M.C. Limited Partnership	Applebee’s	3/1/97	3/1/04	422,101	UT	6,838
DenAmerica Corp.	Black Eye Pea	4/15/97	4/15/04	367,500	TX	5,866
Shells Seafood Restaurants, Inc.	Shells Seafood	6/1/97	6/1/02	124,591	FL	2,648
Shells Seafood Restaurants, Inc.	Shells Seafood	6/1/97	6/1/02	98,133	FL	2,086
Champps Americana, Inc.	Champps	4/1/98	4/1/03	896,229	IL	17,651
Champps Americana, Inc.	Champps	7/1/98	7/1/03	1,089,913	MI	21,466

				7,684,544		136,510

				$39,562,944		$404,892

(1)	Rent Increase equals the lesser of CPI or 10%.

(2)	Rent increase is based on percentage CPI increase.

Leases

     General Real Estate Lease Provisions: All of the properties are subject to leases which are triple net leases whereby the tenant is responsible for all expenses related to the cost of operating the properties including real estate taxes, insurance, maintenance and repair costs. Original base terms of the property leases ranged from 14 to 20 years, and the weighted average remaining base term of the property lease portfolio was 15.4 years as of December 31, 2001. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. All but one of the leases provide for increases in the monthly rents during the base term of the lease, with most of these determined based upon fixed, contractual rates of increases. Two of the leases provide for rental increases based upon changes in the Consumer Price Index. The timing of rental increases is specified in the leases, but generally occurs no more often than annually and no less often than once every five years.

     General Equipment Lease Provisions: All of the equipment leases are on the Partnership’s standard form of lease whereby the lessee is responsible for all expenses related to the equipment including taxes, insurance, maintenance and repair costs. All of the equipment was purchased with cash from Offering proceeds. Original base terms of the equipment leases ranged from 5 to 9 years, and the weighted average remaining base term of the equipment lease portfolio was 25 months as of December 31, 2001. All of the leases provide for fixed monthly rents during the entire term of the lease. Approximately 61% of the equipment leases provide the tenant with the option to purchase the equipment for a nominal purchase price ($1) upon expiration of the base lease term.

Summary of Investment Objectives and Policies

     The Partnership acquires income-producing property and equipment which are leased primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses such as automotive and specialty retail franchises. Properties are selected for acquisition based on an examination and evaluation by the General Partners or an affiliate of the potential value of the site, the financial condition and business history of the proposed lessee, the demographics of the area in which the property is located, the proposed purchase price and lease terms, geographic and market diversification, and potential operating results. Similar analyses are utilized in selecting equipment. The Partnership anticipates that only fee interests in real property will be acquired, although other interests (including acquisitions of buildings, with the underlying land being subject to a long-term ground lease) may be acquired if it is deemed to be advantageous to the Partnership. At December 31, 2001 the Partnership has one property subject to a ground lease.

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

Item 4. Submission of Matters to a Vote of Security Holders

     As described herein under the heading “Item 1. Business”, Captec Net Lease merged with and into Commercial Net Lease effective on December 1, 2001. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP4 Asset Acquisition, a wholly-owned subsidiary of CRC Asset Acquisition LLC which is a Michigan limited liability company of which Patrick L. Beach is the sole member. Patrick L. Beach is the former Chairman of the Board of Directors and President and Chief Executive Officer of Captec Net Lease and an original general partner of the Partnership.

     In order to complete this transaction, a majority in interest of the Limited Partners and the Partnership’s lender must consent to the transfer of the general partner interest to GP4 Asset Acquisition. A consent solicitation regarding this consent was filed with the Securities and Exchange Commission and mailed to all Limited Partners on or about November 30, 2001. The consent solicitation requested that the Limited Partners provide written consent to:

•	Transfer the general partner’s interest to GP4 Asset Acquisition;

•	Admit GP4 Asset Acquisition as the general partner of the Partnership; and

•	Continue the business of the Partnership with GP4 Asset Acquisition as the general partner.

     Effective January 15, 2002, the requisite Limited Partner consents to the transfer of the general partnership interest to GP4 Asset Acquisition were obtained and the consent solicitation was closed. Lender consent is still pending.

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

Item 6. Selected Financial Data

Selected Financial Data

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

Statements of Operations Data:
Operating revenue:
Rental income	$3,363,815	$3,002,022	$2,672,588
Finance income	456,552	588,435	805,410

Total operating revenue	3,820,367	3,590,457	3,477,998
Operating costs and expenses:
Interest expense	1,217,899	923,965	788,199
Depreciation	482,954	394,312	327,803
Provision for losses	65,000	—	—
General and administrative	129,144	101,226	108,023

Total operating costs and expenses	1,894,997	1,419,503	1,224,025

Income from operations	1,925,370	2,170,954	2,253,973
Other income (expense):
Interest income	14,608	488	29,143
Gain on sale of real estate	—	—	5,858
Gain on sale of equipment	(258)	42,433	—
Other	—	234	5,055

Total other income	14,350	43,155	40,056

Net income	1,939,720	2,214,109	2,294,029
Net income allocable to general partners	19,397	22,141	22,940

Net income allocable to limited partners	$1,920,323	$2,191,968	$2,271,089

Net income per limited partnership unit	$65.10	$73.65	$75.78
Weighted average number of limited partnership units outstanding	29,496	29,763	29,969
Other Data:
Cash flows from operating activities	$2,020,200	$2,626,092	$3,306,697
Cash flows from investing activities	$1,253,154	$(3,138,164)	$(4,000,047)
Cash flows from financing activities	$(2,094,789)	$(110,816)	$(507,083)
Balance Sheet Data:
Cash and cash equivalents	$1,460,847	$179,066	$915,760
Investment in property under leases	$33,604,343	$35,405,709	$32,619,423
Total assets	$36,589,728	$36,819,022	$34,533,478

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

     As a result of these and other factors, the Partnership may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition and operating results. Any statements contained in this report or any document incorporated herein by reference that are not statements of historical fact may be deemed to be forward-looking statements. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Partnership's control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Partnership's control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Partnership disclaims any obligations to update or release revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events except as may be required by law.

Results of Operations — 2001 to 2000

     For the year ended December 31, 2001, operating revenue increased 6% to approximately $3.8 million as compared to approximately $3.6 million for the year ended December 31, 2000. Rental income from operating leases for 2001 increased 12% to approximately $3.4 million as compared to approximately $3.0 million for 2000 due to the benefit of a full year of rental income from properties acquired and leased in 2000. Earned income from financing leases for 2001 decreased 22% to approximately $457,000 as compared to approximately $588,000 for 2000 due to the sale of one equipment lease in March 2000 and the amortization of principal balances.

     Operating expenses increased 33% to approximately $1.9 million for 2001 as compared to approximately $1.4 million for 2000. The increase is primarily due to increases in interest expense and depreciation and a charge for a provision for credit losses. Interest expense increased 32% to approximately $1.2 million in connection with the $3.75 million and the $1.5 million term notes that the Partnership entered into in October 2000 and November 2001, respectively. These notes were used to fund property purchases and provide cash for future property acquisitions. Depreciation expense increased 23% to approximately $483,000 as a result of a full year of depreciation for a property acquired in 2000. The Partnership recognized a $65,000 provision for credit losses to reserve for losses anticipated in connection with an impaired equipment lease. Rental payments on this lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The tenant, a Denny’s restaurant franchisee, filed for Chapter 11 bankruptcy protection in September 2001. It is anticipated that the tenant’s restaurant operations will be re-structured and/or sold and that, as a result, the tenant’s restaurants will continue and the restaurant in which the leased equipment is located will remain in operation. There is no definitive timetable for resolution of this default. General and administrative expenses increased 28% to approximately $129,000 for 2001 as compared to $101,000 for 2000, primarily due to the increase in professional fee expense.

     Other income decreased 67% to approximately $14,000 for 2001 as compared to approximately $43,000 for 2000. Other income for 2001 was due to late fees and interest income on short term investments. Other income for 2000 was mainly a result of a gain on the sale of one equipment lease.

     As a result of the foregoing, the Partnership’s net income for 2001 decreased 12% to approximately $2.0 million as compared to $2.2 million in 2000. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 2001, the Partnership made distributions to limited partners totaling $3.2 million, as compared to $3.6 million for the preceding year.

Results of Operations — 2000 to 1999

     For the year ended December 31, 2000, operating revenue increased 3% to $3.6 million as compared to $3.5 million for the year ended December 31, 1999. Rental income from operating leases for 2000 increased 12% to $3.0 million as compared to $2.7 million for 1999 due to the acquisition of one real estate property and the benefit of a full year of rental income from properties acquired and leased in 1999. Earned income from financing leases for 2000 decreased 27% to $588,000 as compared to $805,000 for 1999 due to the sale of one equipment lease and the amortization of principal balances.

     Operating expenses increased 16% to approximately $1.4 million for 2000 as compared to approximately $1.2 million for 1999. Interest expense increased 17% to $924,000 in 2000 as compared to $788,000 for 1999. The increase is due to a full year of interest expense for the $3.3 million term note that the Partnership entered into in March 1999, as well as the additional interest expense incurred for the $3.75 million term note that the Partnership entered into in October 2000. Depreciation expense increased 20% to $394,000 for 2000 as compared to $328,000 for 1999 due to the acquisition of one real estate property and the effect of a full period of depreciation of properties acquired and leased in the preceding year. General and administrative expenses decreased 6% to $101,000 for 2000 as compared to $108,000 for 1999. The decrease is primarily the result of a decrease in professional fee expense.

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

     As a result of the foregoing, the Partnership’s net income for 2000 decreased 3% to approximately $2.2 million as compared to $2.3 million in 1999. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 2000, the Partnership made distributions to limited partners totaling $3.6 million, as compared to $3.4 million for the preceding year.

Critical Accounting Policies

The financial statements are prepared in accordance with GAAP, which requires the Partnership to make certain estimates and assumptions. A summary of the Partnership's significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that require management estimates and judgement.

     When real estate properties are acquired, acquisition costs are allocated to components of the property using relative fair value based on historical experience and the Partnership's current judgement. These assumptions and estimates impact the amount of costs allocated between land and building, depreciation expense, and gains or losses recorded on sales of properties.

     Receivables are reported net of allowance for doubtful accounts and may be uncollectible in the future. The Partnership reviews its receivables regularly for potential collection problems in computing the allowance recorded against its receivables; this review process requires the Partnership to make certain judgements regarding collections that are inherently difficult to predict.

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

     In December, 1998, the Partnership entered into a $6.4 million term note. The Partnership entered into an additional $3.3 million term note in March 1999. Proceeds from the notes were used to acquire additional properties. The notes have a 10 year term, are collateralized by certain properties subject to operating leases, and bear interest at rates ranging from 8.13 to 8.5% per annum. Debt issuance costs of approximately $595,000 incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

     The Partnership purchased one net leased real estate property in October 2000 and assumed a $3.75 million term note in connection with the acquisition. The note has a 10-year term and bears interest at the rate of 8.35% per annum.

     In November 2001, the Partnership entered into an additional $1.5 million term note. The note has a 2-year term, is collateralized by certain properties subject to operating leases and bears an interest rate of prime plus 2% per annum. Proceeds from this note were used to repay approximately $700,000 of short-term borrowings and to provide working capital intended to be used to fund Unit repurchases and potential property acquisitions.

     As of December 31, 2001, the Partnership had invested $31.9 million in 21 net leased real estate properties and $7.7 million in 23 equipment packages. Net of $4.6 million of aggregate principal collections on financing leases during the life of those investments, the net remaining investment in the Partnership’s leased equipment is $3.1 million. As of December 31, 2001, the Partnership has not made any commitments to purchase additional properties, but will continue to consider property purchases to the extent that it has capital available to invest.

     The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. Since 1999, a total of 609 units have been repurchased by the Partnership. During 1999 the Partnership repurchased a total of 117 Units for $105,399, or approximately $901 per Unit on average. In 2000 the Partnership repurchased a total of 258 Units for $230,362, or approximately $893 per Unit on average. In 2001 the Partnership repurchased a total of 234 Units for $189,450, or approximately $810 per Unit on average. The Partnership expects to fund future Unit repurchases out of working capital reserves and Net Sale or Refinancing Proceeds, but may also fund such repurchases out of Cash Flow. The Partnership is not obligated to accept Unit repurchase requests if the Partnership does not have the liquidity to fund such requests and/or if the Partnership does not have sufficient Cash Flow to distribute the 10% Current Preferred Return.

     The Partnership expects that only limited amounts of liquid assets will be required for existing properties since its property and equipment leases require lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance thereby minimizing the Partnership’s operating expenses and capital requirements. The General Partners expect that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to Limited Partners.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk. None

Item 8. Financial Statements and Supplementary Data

     See Index to Financial Statements on Page F-I of this Form 10-K for Financial Statements and Financial Statement Schedules, where applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The Partnership does not have directors or officers.

Item 11. Executive Compensation

     The Partnership has no officers or other employees. All amounts paid by the Partnership for management and administration services are pursuant to agreements described under Item 13 Certain Relationships and Related Transactions.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     To the best knowledge of the Partnership, as of December 31, 2001 no person known by the Partnership, beneficially owned more than 5% of the outstanding Units.

Item 13. Certain Relationships and Related Transactions

     Pursuant to the Partnership Agreement, acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee) are incurred to the General Partner. The Partnership incurred $0, $240,772 and $279,146 in acquisition fees during 2001, 2000 and 1999, respectively. The acquisition fees were capitalized as part of the Partnership's investment in land and buildings subject to operating leases and net investment in financing leases.

     The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner's affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $47,426, $45,556 and $39,507 were incurred during 2001, 2000 and 1999, respectively.

     The Partnership Agreement provides for the General Partner to receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum, cumulative non-compounded preferred return on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership's Prospectus provides for the reinvestment of net sale proceeds during the four year period beginning on the date the Partnership terminated the offering, December 23, 1998. The Partnership did not pay any liquidation fees during 2001, 2000, or 1999.

     In December 2001, Captec Net Lease merged with and into Commercial Net Lease Realty, Inc. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP4 Asset Acquisition, LLC, a wholly-owned subsidiary of CRC Asset Acquisition LLC which is a Michigan limited liability company of which Patrick L. Beach is the sole member. Patrick L. Beach is the former Chairman of the Board of Directors and President and Chief Executive Officer of Captec Net Lease and an original general partner of the Partnership. In order to complete the assignment of the general partnership interest, a majority in interest of the Limited Partners and the Partnership’s lender must consent to the transfer to GP4 Asset Acquisition. A majority in interest of the Limited Partners consented to the transfer to GP4 Asset Acquisition in January 2002 and the lender consent is pending. Until such time that the transfer of the general partnership interest to GP4 Asset Acquisition is completed, Commercial Net Lease and GP4 Asset Acquisition have entered into an agreement whereby Commercial Net Lease assigned to GP4 Asset Acquisition all economic interests as general partner, GP4 Asset Acquisition has assumed all obligations to be performed relative to such economic interests and Commercial Net Lease has contracted with GP4 Asset Acquisition to perform all management services previously performed by the General Partners under the terms of the Partnership Agreement.

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

     (b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K for the fourth quarter ended December 31, 2001.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

By: GP4 Asset Acquisition, LLC
Its Manager

By: /s/ Patrick L. Beach
Patrick L. Beach
Sole Member,

Date: March 29, 2002

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick L. Beach
Patrick L. Beach
Sole Member
of GP4 Asset Acquisition, LLC

Date: March 29, 2002

Captec Franchise Capital Partners, L.P. IV
Contents

Report of Independent Accountants

To the Sole Member of
GP4 Asset Acquisition, LLC
Manager of Captec Franchise Capital Partners, L.P. IV

In our opinion, the accompanying balance sheets and the related statements of operations, of partners capital and of cash flows present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. IV at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Detroit, Michigan
March 22, 2002

Captec Franchise Capital Partners L.P. IV
Balance Sheets
December 31, 2001 and 2000

	2001	2000
Assets
Cash and cash equivalents	$1,257,402	$78,837
Restricted cash	203,445	100,229
Investment in leases:
Operating leases, net	29,400,369	29,869,323
Financing leases, net	3,993,432	5,536,386
Impaired financing leases, net	210,542	—
Accounts receivable	20,697	26,751
Unbilled rent, net	1,044,659	730,375
Due from related parties	3,667	966
Deferred financing costs, net	455,515	476,155

Total assets	$36,589,728	$36,819,022

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$14,678,290	$13,389,750
Accounts payable and accrued expenses	166,359	110,184
Due to related parties	84,174	253,454

Total liabilities	14,928,823	13,753,388

Partners’ capital:
Limited partners’ capital accounts	21,645,283	23,069,409
General partner’s capital accounts	15,622	(3,775)

Total partners’ capital	21,660,905	23,065,634

Total liabilities and partners’ capital	$36,589,728	$36,819,022

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Operating revenue:
Rental income	$3,363,815	$3,002,022	$2,672,588
Finance income	456,552	588,435	805,410

Total operating revenue	3,820,367	3,590,457	3,477,998
Operating costs and expenses:
Interest expense	1,217,899	923,965	788,199
Depreciation	482,954	394,312	327,803
General and administrative	129,144	101,226	108,023
Provision for losses	65,000	—	—

Total operating costs and expenses	1,894,997	1,419,503	1,224,025

Income from operations	1,925,370	2,170,954	2,253,973
Other income:
Interest income	14,608	488	29,143
Gain on sale of real estate	—	—	5,858
Gain (loss) on sale of equipment	(258)	42,433	—
Other	—	234	5,055

Total other income	14,350	43,155	40,056

Net income	1,939,720	2,214,109	2,294,029
Net income allocable to general partner	19,397	22,141	22,940

Net income allocable to limited partners	$1,920,323	$2,191,968	$2,271,089

Net income per limited partnership unit	$65.10	$73.65	$75.78

Weighted average number of limited partnership units outstanding	29,496	29,763	29,969

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2001, 2000 and 1999

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, January 1, 1999	30,000	25,964,614	23,567	25,988,181
Repurchase of limited partnership units	(117)	(105,399)	—	(105,399)
Distributions — ($114.20 per unit)	—	(3,412,501)	(63,219)	(3,475,720)
Net income	—	2,271,089	22,940	2,294,029

Balance, December 31, 1999	29,883	24,717,802	(16,711)	24,701,091
Repurchase of limited partnership units	(258)	(230,363)	—	(230,363)
Distributions — ($121.86 per unit)	—	(3,609,998)	(9,205)	(3,619,203)
Net income	—	2,191,968	22,141	2,214,109

Balance, December 31, 2000	29,625	23,069,409	(3,775)	23,065,634

Repurchase of limited partnership units	(234)	(189,449)	—	(189,449)
Distributions — ($109.86 per unit)	—	(3,155,000)	—	(3,155,000)
Net income	—	1,920,323	19,397	1,939,720

Balance, December 31, 2001	29,391	$21,645,283	$15,622	$21,660,905

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net Income	$1,939,720	$2,214,109	$2,294,029
Adjustments to net income:
Depreciation	482,954	394,312	327,803
Amortization of debt issuance costs	59,519	59,519	59,519
Gain on sale of real estate	—	—	(5,858)
(Gain) loss on sale of equipment	258	(42,433)	—
Provision for credit losses	65,000	—	—
Increase in unbilled rent	(314,284)	(340,879)	(260,654)
Increase in accounts receivable	6,054	5,896	97,587
Increase (decrease) in accounts payable and accrued expenses	56,176	(18,090)	81,573
(Increase) decrease in due from related parties	(2,701)	39,511	135,140
(Decrease) increase in due to related parties	(169,280)	200,341	(196,596)
(Increase) decrease in restricted cash	(103,216)	113,806	774,154

Net cash provided by operating activities	2,020,200	2,626,092	3,306,697

Cash flows from investing activities:
Purchase and construction cost of properties subject to operating leases	(14,000)	(5,063,907)	(5,040,449)
Proceeds from disposition of properties subject to operating leases	—	—	952,639
Proceeds from sale of equipment		611,121	—
Purchase of equipment and real estate subject to financing leases	—	—	(1,131,619)
Principal collections on financing leases	1,267,154	1,314,622	1,219,382

Net cash provided by (used in) investing activities	1,253,154	(3,138,164)	(4,000,047)

Cash flows from financing activities:
Proceeds from issuance of notes payable	2,203,000	3,746,276	3,276,000
Debt issuance costs	(38,879)	—	(201,964)
Repayments of notes payable	(914,460)	(7,526)	—
Repurchase of limited partnership units	(189,449)	(230,363)	(105,399)
Distributions to limited partners	(3,155,000)	(3,609,998)	(3,412,501)
Distributions to general partner	—	(9,205)	(63,219)

Net cash used in financing activities	(2,094,789)	(110,816)	(507,083)

Net decrease in cash and cash equivalents	1,178,565	(622,888)	(1,200,433)
Cash and cash equivalents, beginning of period	78,837	701,725	1,902,158

Cash and cash equivalents, end of period	$1,257,402	$78,837	701,725

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,147,876	$838,430	$665,731

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

The general partners upon formation of the Partnership were Captec Franchise Capital Corporation IV (the “Corporation”), a wholly owned subsidiary of Captec Financial Group, Inc. (“Captec”), and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, the general partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec. In December 2001, Captec Net Lease Realty, Inc. merged with and into Commercial Net Lease Realty, Inc. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP4 Asset Acquisition, LLC, an affiliate of Captec. In order to complete this transaction, the Limited Partners and the Partnership’s lender must consent to the transfer of the general partner interest to GP4 Asset Acquisition. The Limited Partners consented to the transfer of the general partner interest and the lender consent is pending. In accordance with the terms of an agreement with Commercial Net Lease, immediately upon the closing of the merger and until such time as the required consents are obtained, GP4 Asset Acquisition has assumed all of the General Partners obligations and liabilities prescribed under the terms of the Partnership Agreement.

The Partnership commenced a public offering of 30,000 limited partnership interests (“units”), priced at $1,000 per unit, on December 31, 1996. The Partnership commenced operations on March 5, 1997. At December 31, 1998, the Partnership had accepted subscriptions for all 30,000 units. During 1999 the Partnership repurchased a total of 117 units for $105,399, or approximately $901 per unit on average. In 2000 the Partnership repurchased a total of 258 units for $230,362, or approximately $893 per unit on average. In 2001 the Partnership repurchased a total of 234 units for $189,450, or approximately $810 per unit on average. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At December 31, 2001, the Partnership had 29,391 units issued and outstanding.

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

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. The new standard also requires that long-lived assets to be disposed of by sale be accounted for under the requirements of FAS No. 121 which requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Partnership does not expect the implementation of this statement to have material effect on its financial statements.

          Net investment in financing leases

Net investment in financing leases primarily represents equipment used in restaurant operations and are leased under a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. Financing leases delinquent for 90 or more days are determined to be impaired, and income accrual is suspended at that time. A loss reserve is calculated based on the estimated amounts recoverable. At December 31, 2001 the Partnership has provided for an allowance of $65,000 for uncollectible amounts associated with its financing leases.

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

          Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to the 2001 presentations.

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

3.      Related Party Transactions and Agreements

Pursuant to the Partnership Agreement, acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee) are incurred to the General Partner. The Partnership incurred $0, $240,772 and $279,146 in acquisition fees during 2001, 2000 and 1999, respectively. The acquisition fees were capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $47,426, $45,556 and $39,507 were incurred during 2001, 2000 and 1999, respectively.

The Partnership Agreement provides for the General Partner to receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum, cumulative non-compounded preferred return on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership’s Prospectus provides for the reinvestment of net sale proceeds during the four year period beginning on the date the Partnership terminated the offering, December 23, 1998. The Partnership did not pay any liquidation fees during 2001, 2000 or 1999.

4.      Land and Building Subject to Operating Leases

The net investment in operating leases as of December 31, 2001 and 2000 is comprised of the following:

	2001	2000

Land	$11,197,200	$11,197,200
Building and improvements	19,549,580	19,535,581

	30,746,780	30,732,781
Less accumulated depreciation	(1,346,411)	(863,458)

	$29,400,369	$29,869,323

The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 2001:

2002	$3,124,362
2003	3,157,794
2004	3,216,979
2005	3,274,194
2006	3,298,327
Thereafter	35,645,676

Total	$51,717,332

5.      Net Investment in Financing Leases

The net investment in financing leases as of December 31, 2001 and 2000 is comprised of the following:

	2001	2000

Minimum lease payments to be received	$5,239,395	$7,261,082
Estimated residual value	232,697	232,697

Gross investment in financing leases	5,472,092	7,493,779
Less — unearned income	(1,398,482)	(1,785,349)
Less — direct origination costs	(80,178)	(172,044)

Net investment in financing leases	$3,993,432	$5,536,386

The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 2001:

2002	$1,504,045
2003	1,062,775
2004	491,885
2005	272,431
2006	165,087
Thereafter	1,743,172

Total	$5,239,395

6.      Impaired Financing Leases

The Partnership has one impaired equipment lease at December 31, 2001, with a recorded investment of $210,541 net of a related allowance of $65,000. Installment payments on the lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive.

7.      Notes Payable

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

In November 2001, the Partnership entered into an additional $1.5 million term note. The note has a 2-year term, is collateralized by certain properties subject to operating leases, and bears an interest rate of prime plus 2% per annum.

At December 31, 2001, annual maturities on the notes in aggregate are as follows:

2002	$303,400
2003	1,746,049
2004	310,613
2005	337,300
2006	366,279
Thereafter	11,614,649

Total	$14,678,290

Debt issuance costs of $622,434 in aggregate were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the term of the notes.

8.      Subsequent Event

Based upon the results of operations for the three month period ended December 31, 2001, the Partnership declared distributions of $775,000 to its limited partners on January 15, 2002.

Report of Independent Accountants

To the Sole Member of
Captec Net Lease Realty, Inc.
Manager of Captec Franchise Capital Partners L.P. IV

In connection with our audit of the financial statements of Captec Franchise Capital Partners L.P. IV for the years ended December 31, 2001 and 2000, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in the index to Financial Statements contained in this Form 10-K. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.

PricewaterhouseCoopers LLP

Detroit, Michigan
March 22, 2002

SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001

					Cost	Gross Amount
					Capitalized	At Which
					Subsequent	Carried At		Date of
	Type of	State		Initial Cost	To	Close	Accumulated	Acquisition/	Acquisition/
Concept	Property	Location	Encumbrances	To Company	Acquisition	Of Period	Depreciation	Construction	Construction	Depreciation

Boston Market	Restaurant	MN	—	1,012,200	—	1,012,200	76,558	1997	Acquisition	40 Years
Hollywood Video	Retail	OH	736,836	1,455,300	—	1,455,300	88,703	1997	Acquisition	40 Years
Blockbuster Video	Retail	GA	590,078	1,170,000	—	1,170,000	84,663	1997	Acquisition	40 Years
Italian Oven	Restaurant	TX	883,177	1,680,000	—	1,680,000	57,969	1997	Acquisition	40 Years
Arby’s	Restaurant	OH	398,136	819,000	—	819,000	33,913	1998	Construction	40 Years
Hollywood Video	Retail	OH	762,912	1,454,880	—	1,454,880	85,980	1998	Acquisition	40 Years
Steak & Ale	Restaurant	MI	1,028,261	2,100,000	—	2,100,000	89,762	1998	Acquisition	40 Years
Steak & Ale	Restaurant	PA	1,196,139	2,441,250	—	2,441,250	82,550	1998	Acquisition	40 Years
Bennigan’s	Restaurant	VA	796,226	1,627,500	—	1,627,500	111,904	1998	Acquisition	40 Years
Taco Bell	Restaurant	MI	385,541	766,500	—	766,500	31,894	1998	Acquisition	40 Years
Taco Bell	Restaurant	MI	385,541	766,500	—	766,500	37,013	1998	Acquisition	40 Years
Arby’s	Restaurant	MI	381,371	840,000	—	840,000	43,750	1998	Acquisition	40 Years
Tony Roma’s	Restaurant	TX	951,803	1,942,500	—	1,942,500	86,625	1998	Acquisition	40 Years
Del Taco	Restaurant	CA	654,981	1,239,000	—	1,239,000	35,678	1998	Construction	40 Years
Kona Steakhouse	Restaurant	TX	750,000	1,801,622	—	1,801,622	86,424	1998	Construction	40 Years
Carinos	Restaurant	TX	750,000	1,675,622	—	1,675,622	64,616	1999	Construction	40 Years
Wingers	Restaurant	AZ	—	941,850	—	941,850	42,319	1999	Acquisition	40 Years
Wingers	Restaurant	AZ	499,998	948,150	—	948,150	43,602	1999	Acquisition	40 Years
Arby’s	Restaurant	IA		987,000		987,000	37,644	1999	Acquisition	40 Years
United Supermarket	Retail	TX	3,738,450	5,077,907	—	5,077,907	124,846	2000	Acquisition	40 Years

Total Properties			14,889,450	30,746,781	—	30,746,781	1,346,412

Notes:

     The changes in total properties for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000

Balance, beginning of year	$30,732,781	$25,668,874
Acquisitions		5,063,907
Dispositions and other	—	—
Costs Capitalized	14,000	—

Balance, end of year	$30,746,781	$30,732,781

     The changes in accumulated depreciation for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000

Balance, beginning of year	$863,458	$469,146
Depreciation expense	482,954	394,312
Dispositions and other	—	—

Balance, end of year	$1,346,412	$863,458

F(a)-12

Exhibit Index

Number	Description
4	Agreement of Limited Partnership of Registrant (Incorporated by reference from Exhibit B of the final Prospectus dated December 23, 1996, as supplemented and filed with the Securities and Exchange Commission, S.E.C. File No. 333-9371)
4.1	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)
10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)
10.2	Promissory Note dated March 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)
99.1	Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. S.E.C. File No. 333-9371.)