Form 10-Q
period 2002-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2002-05-13
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number:	333-9371

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

38-3304095

(IRS Employer Identification Number)

24 Frank Lloyd Wright Drive, Lobby L, 4th Floor
P.O. Box 544, Ann Arbor, Michigan 48106-0544

(Address of principal executive offices, including zip code)

(734) 994-5505

(Issuer’s telephone number)

Not Applicable

Former name, former address and former fiscal year, if changed since last year)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

Index to Form 10-Q

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, March 31, 2002 and December 31, 2001	3

	Statement of Operations for the three months ended March 31, 2002 and 2001	4

	Statement of Changes in Partners’ Capital for the three months ended March 31, 2002	5

	Statement of Cash Flows for the three months ended March 31, 2002 and 2001	6

	Notes to Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

PART II	OTHER INFORMATION
	Other Information	11-12

SIGNATURES		13

Captec Franchise Capital Partners L.P. IV
Balance Sheets

	March 31,
Assets	2002	2001

	(Unaudited)
Cash and cash equivalents	$1,092,463	$1,257,402
Restricted cash	229,276	203,445
Investment in leases:
Operating leases, net	29,277,123	29,400,369
Financing leases, net	3,667,385	3,993,432
Impaired financing leases, net	214,194	210,542
Accounts receivable	62,984	20,697
Unbilled rent, net	1,130,955	1,044,659
Due from related parties	8,854	3,667
Deferred financing costs, net	435,564	455,515

Total assets	$36,118,798	$36,589,728

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$14,601,459	$14,678,290
Accounts payable and accrued expenses	151,497	166,359
Due to related parties	18,155	84,174

Total liabilities	14,771,111	14,928,823

Partners’ capital:
Limited partners’ capital accounts	21,327,447	21,645,283
General partner’s capital accounts	20,240	15,622

Total partners’ capital	21,347,687	21,660,905

Total liabilities and partners’ capital	$36,118,798	$36,589,728

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Operations
for the three months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Operating revenue:
Rental income	$840,954	$840,954
Finance income	93,937	128,894

Total operating revenue	934,891	969,848
Operating costs and expenses:
Interest expense	322,229	298,462
Depreciation	123,247	120,738
General and administrative	27,631	26,071

Total operating costs and expenses	473,107	445,271

Income from operations	461,784	524,577
Other (expense) income:
(Loss) gain on sale of equipment	–	(258)
Other	–	(182)

Total other (expense) income	–	(440)

Net income	461,784	524,137
Net income allocable to general partner	4,618	5,241

Net income allocable to limited partners	$457,166	$518,896

Net income per limited partnership unit	$15.55	$17.52

Weighted average number of limited partnership units outstanding	29,391	29,625

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Changes in Partners’ Capital
for the three months ended March 31, 2002
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, December 31, 2001	29,391	$21,645,283	$15,622	$21,660,905

Distributions – ($26.37 per unit)	–	(775,002)	–	(775,002)
Net income	–	457,166	4,618	461,784

Balance, March 31, 2002	29,391	$21,327,447	$20,240	$21,347,687

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Cash Flows
for the three months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net Income	$461,784	$524,137
Adjustments to net income:
Depreciation	123,247	120,738
Amortization of debt issuance costs	19,951	14,880
Loss on sale of equipment	–	258
Increase in unbilled rent	(86,296)	(73,995)
(Increase)/decrease in accounts receivable	(42,287)	660
Decrease in accounts payable and accrued expenses	(14,863)	(6,107)
Increase in restricted cash	(25,831)	(24,171)
Increase in due from related parties	(5,187)	(11,302)
Decrease in due to related parties	(66,019)	(38,579)

Net cash provided by operating activities	364,499	506,519

Cash flows from investing activities:
Purchase and construction advances for properties subject to operating leases	–	(14,000)
Proceeds from sale of equipment	–	–
Principal payments on financing leases	322,395	306,559

Net cash provided by investing activities	322,395	292,559

Cash flows from financing activities:
Repayments of notes payable	(76,831)	(32,786)
Distributions to limited partners	(775,002)	(835,002)
Distributions to general partner	–	–

Net cash used in financing activities	(851,833)	(867,788)

Net decrease in cash and cash equivalents	(164,939)	(68,710)
Cash and cash equivalents, beginning of period	1,257,402	78,837

Cash and cash equivalents, end of period	$1,092,463	$10,127

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The general partners upon formation of the Partnership were Captec Franchise Capital Corporation IV (the “Corporation”), a wholly owned subsidiary of Captec Financial Group, Inc. (“Captec”), and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, the general partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate of Captec. In December 2001, Captec Net Lease Realty, Inc. merged with and into Commercial Net Lease Realty, Inc. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP4 Asset Acquisition, LLC, which is wholly-owned by Mr. Beach and is an affiliate of Captec. The Limited Partners have consented to the transfer of the general partner interest and the consent of the Partnership’s secured lender is pending. In accordance with the terms of an agreement with Commercial Net Lease, immediately upon the closing of the merger and until such time as lender consent is obtained, GP4 Asset Acquisition has assumed all of the General Partners obligations and liabilities under the terms of the Partnership Agreement.

The Partnership commenced a public offering of 30,000 limited partnership interests (“units”), priced at $1,000 per unit, on December 31, 1996. The Partnership commenced operations on March 5, 1997. At December 31, 1998, the Partnership had accepted subscriptions for all 30,000 units. During 1999 the Partnership repurchased a total of 117 units for $105,399, or approximately $901 per unit on average. In 2000, the Partnership repurchased a total of 258 units for $230,362, or approximately $893 per unit on average. In 2001, the Partnership repurchased a total of 234 units for $189,450, or approximately $810 per unit on average. The repurchase of the units was completed pursuant to the terms of the Repurchase Plan set forth in the Partnership’s Prospectus. At March 31, 2002, the Partnership had 29,391 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

The balance sheet of the Partnership as of March 31, 2002, the statements of operations and cash flows for the period ending March 31, 2002 and March 31, 2001 and the statements of changes in partners’ capital for the period ending March 31, 2002 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission on March 29, 2002.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of March 31, 2002 is comprised of the following:

Land	$11,197,200
Building and improvements	19,549,581

30,746,781
Less accumulated depreciation	(1,469,658)

Total	$29,277,123

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of March 31, 2002 is comprised of the following:

Minimum lease payments to be received	$4,823,063
Estimated residual value	232,697

Gross investment in financing leases	5,055,760
Less unearned income	(1,331,163)
Less direct origination costs	(57,212)

Net investment in financing leases	$3,667,385

4.	NOTES PAYABLE:

In December 1998, the Partnership entered into a $6.4 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases, and bears interest at a rate of 8.13% per annum.

In March 1999, the Partnership entered into an additional $3.3 million term note. The note has a ten-year term, is collateralized by certain properties subject to operating leases, and bears interest at a rate of 8.5% per annum.

In October 2000, the Partnership assumed a $3.7 million term note in connection with a property acquisition . The note has a ten-year term, and bears interest at a rate of 8.35% per annum.

In November 2001, the Partnership entered into an additional $1.5 million term note. The note has a two-year term, is collateralized by certain properties subject to operating leases, and bears interest at a rate of prime plus 2% per annum.

Debt issuance costs of $622,434 in aggregate were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the term of the notes.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I — FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report or Form 10-Q contains “forward-looking statements” which represent the Partnership’s beliefs or expectations with respect to matters arising in the future. Any statements on the Form 10-Q which are not statements of historical fact may be deemed to be forward-looking statements. When used in this discussion, the words such as “intends”, “anticipates”, “expects”, “will”, “could”, “estimate” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties, some of which are beyond the Partnership’s control, include the following: (i) a tenant may default in making rent payments, (ii) a fire or other casualty may interrupt the cash flow stream from a property, (iii) the properties may not be able to be leased at the assumed rental rates, (iv) unexpected expenses may be incurred in the ownership of the properties, and (v) properties may not be able to be sold at the presently anticipated prices and times.

As a result of these and other factors, the Partnership may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition and operating results. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002. During the three months ended March 31, 2002 total operating revenue decreased 3.6% to approximately $935,000 as compared to approximately $970,000 for the three months ended March 31, 2001. Rental revenue from operating leases for the three months ended March 31, 2002 remained unchanged at $840,954. Earned income from financing leases for the three months ended March 31, 2002 decreased 27.1% to approximately $94,000 as compared to approximately $129,000 for the three months ended March 31, 2001 due to the amortization of principal balances.

Operating expenses increased 6.3% to approximately $473,000 for the three months ended March 31, 2002 as compared to approximately $445,000 for the three months ended March 31, 2001. Total operating expenses for the three months ended March 31, 2002 is comprised of approximately $123,000 of depreciation expense, approximately $28,000 of general and administrative expenses, and approximately $322,000 of interest expense. The increase in operating expenses for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is due to a full period of depreciation for properties leased in preceding periods and the $1.5 million term note that the Partnership entered into in November 2001. The note was used to fund property purchases and provide cash for future property acquisitions.

As a result of the foregoing, the Partnership’s net income decreased 11.9% to $462,000 for the three months ended March 31, 2002 as compared to $524,000 for the three months ended March 31, 2001.

Distributions. The Partnership announced first quarter distributions of $775,000, of which $674,020 was distributed to its Limited Partners on April 15, 2002 and the remaining $100,980 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I — FINANCIAL INFORMATION

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

In December, 1998, the Partnership entered into a $6.4 million term note. The Partnership entered into an additional $3.3 million term note in March 1999. Proceeds from the notes were used to acquire additional properties. The notes have a ten year term, are collateralized by certain properties subject to operating leases, and bear interest at rates ranging from 8.13 to 8.5% per annum. Debt issuance costs of approximately $595,000 incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

The Partnership purchased one net leased real estate property in October 2000 and assumed a $3.75 million term note in connection with the acquisition. The note has a ten-year term and bears interest at the rate of 8.35% per annum.

In November 2001, the Partnership entered into an additional $1.5 million term note. The note has a two-year term, is collateralized by certain properties subject to operating leases and bears an interest rate of prime plus 2% per annum. Proceeds from this note were used to repay approximately $700,000 of short-term borrowings and to provide working capital intended to be used to fund Unit repurchases and potential property acquisitions.

As of March 31, 2002, the Partnership had invested $31.9 million in 21 net leased real estate properties and $7.7 million in 23 equipment packages. The Partnership’s investments were allocated approximately 80% to properties and 20% to equipment. As of March 31, 2002, the Partnership has not made any commitments to purchase additional properties, but will continue to consider property purchases to the extent that it has capital available to invest.

The Partnership has one impaired equipment lease at March 31, 2002, with a recorded investment of $214,194 net of a related allowance of $65,000. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive. Rental payments on this lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The tenant, a Denny’s restaurant franchisee, filed for Chapter 11 bankruptcy protection in September 2001. It is anticipated that the tenant’s restaurant operations will be re-structured and/or sold and that, as a result, the tenant’s restaurants will continue and the restaurant in which the leased equipment is located will remain in operation. There is no definitive timetable for resolution of this default. The Partnership expects that only limited amounts of liquid assets will be required for existing properties since its property and equipment leases require lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance thereby minimizing the Partnership’s operating expenses and capital requirements. The general partners expect that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to Limited Partners.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. Captec Net Lease merged with and into Commercial Net Lease effective on December 1, 2001. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP4 Asset Acquisition. In order to complete this transaction, the consent of a majority in interest of the Limited Partners and the Partnership’s lender is required. Effective January 15, 2002, the requisite Limited Partner consents to the transfer of the general partnership interest to GP4 Asset Acquisition were obtained and the consent solicitation was closed. Lender consent is still pending.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART II — OTHER INFORMATION

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

     (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

By: GP4 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach Patrick L Beach Sole Member

Date:	May 13, 2002