Form 10-Q
period 2002-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2002-08-14
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number:     333-9371

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days
Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court: Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

Index to Form 10-Q

Item No.		Page

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements:
	Balance Sheets, June 30, 2002 and December 31, 2001	3
	Statement of Operations for the three and six months
	ended June 30, 2002 and 2001	4
	Statement of Changes in Partners’ Capital for the six months ended June 30, 2002	5
	Statement of Cash Flows for the six months ended June 30, 2002 and 2001	6
	Notes to Financial Statements	7–8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9–11
PART II	OTHER INFORMATION
	Other Information	12–13
SIGNATURES		14-15

Captec Franchise Capital Partners L.P. IV
Balance Sheet

		(Unaudited)
		June 30,	December 31,
		2002	2001

	Assets
Cash and cash equivalents		$1,065,360	$1,257,402
Restricted cash		263,717	203,445
Investment in property under leases:
Operating leases, net		29,154,879	29,400,369
Financing leases, net		3,343,277	3,993,432
Impaired financing leases, net		210,542	210,542
Accounts receivable		26,892	20,697
Unbilled rent, net		1,160,845	1,044,659
Due from related parties		37	3,667
Deferred financing costs, net		415,613	455,515

Total assets		$35,641,162	$36,589,728

	Liabilities and Partners' Capital
Liabilities:
Notes payable		$14,509,268	$14,678,290
Accounts payable and accrued expenses		135,774	166,359
Due to related parties		16,103	84,174

Total liabilities		14,661,145	14,928,823

Partners’ capital:
Limited partners’ capital		20,955,546	21,645,283
General partner’s capital		24,471	15,622

Total partners’ capital		20,980,017	21,660,905

Total liabilities and partners’ capital		$35,641,162	$36,589,728

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating revenue:
Rental income	$840,954	$840,954	$1,681,908	$1,681,908
Finance income	78,448	119,938	172,385	248,832

Total operating revenue	919,402	960,892	1,854,293	1,930,740
Operating costs and expenses:
Interest expense	316,428	305,654	638,657	604,117
Depreciation	122,243	120,738	245,490	241,477
General and administrative	58,560	29,691	86,191	55,761

Total operating costs and expenses	497,231	456,083	970,338	901,355

Income from operations	422,171	504,809	883,955	1,029,385
Other income (expense):
Interest and other income	—	—	—	—
Loss on sale of equipment	—	—	—	(258)
Other expense	990	—	990	(182)

Total other income (expense)	990	—	990	(440)

Net income	423,161	504,809	884,945	1,028,945
Net income allocable to general partner	4,232	5,048	8,849	10,289

Net income allocable to limited partners	$418,929	$499,761	$876,096	$1,018,656

Net income per limited partnership unit	$14.26	$16.95	$29.82	$34.47

Weighted average number of limited partnership
units outstanding	29,371	29,486	29,381	29,555

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Changes in Partners’ Capital
for the six months ended June 30, 2002
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, December 31, 2001	29,391	$21,645,283	$15,622	$21,660,905
Distributions — ($52.77 per unit)	—	(1,550,004)	—	(1,550,004)
Repurchase of limited partnership units	(20)	(15,829)		(15,829)
Net income	—	876,096	8,849	884,945

Balance, June 30, 2002	29,371	$20,955,546	$24,471	$20,980,017

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Cash Flows
for the six months ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net Income	$884,945	$1,028,945
Adjustments to net income:
Depreciation	245,490	241,477
Amortization of debt issuance costs	39,903	29,760
Loss on sale of equipment	—	258
Increase in unbilled rent	(116,186)	(168,143)
(Increase) decrease in accounts receivable	(6,195)	9,895
(Decrease) increase in accounts payable and accrued expenses	(30,585)	13,598
Decrease (increase) in due from related parties	3,630	(11,302)
Decrease in due to related parties	(68,071)	(180,772)
Increase in restricted cash	(60,272)	(50,001)

Net cash provided by operating activities	892,659	913,715

Cash flows from investing activities:
Purchase and construction advances for properties
subject to operating leases	—	(14,000)
Proceeds from sale of equipment	21,211	—
Principal collections on financing leases	628,943	614,359

Net cash provided by investing activities	650,154	600,359

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	703,000
Repayments of notes payable	(169,022)	(87,458)
Repurchase of limited partnership units	(15,829)	(115,442)
Distributions to limited partners	(1,550,004)	(1,665,000)
Distributions to general partner	—	—

Net cash used in financing activities	(1,734,855)	(1,164,900)

Net increase in cash and cash equivalents	(192,042)	349,174
Cash and cash equivalents, beginning of period	1,257,402	78,837

Cash and cash equivalents, end of period	$1,065,360	$428,011

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The general partners upon formation of the Partnership were Captec Franchise Capital Corporation IV (the “Corporation”), a wholly owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, the general partnership interest of the Partnership was acquired by Captec Net Lease Realty, Inc., an affiliate. In December 2001, Captec Net Lease Realty, Inc. merged with and into Commercial Net Lease Realty, Inc. In connection with the merger, Commercial Net Lease Realty agreed to sell and assign its general partnership interest in the Partnership to GP4 Asset Acquisition, LLC, which is wholly-owned by Mr. Beach and is an affiliate of Captec. The Limited Partners have consented to the transfer of the general partner interest. In accordance with the terms of an agreement with Commercial Net Lease, immediately upon the closing of the merger and until such time as the consent of the Partnership’s secured lender is obtained, GP4 Asset Acquisition has assumed all of the General Partner’s obligations and liabilities under the terms of the Partnership Agreement.

The Partnership commenced a public offering of 30,000 limited partnership interests (“units”), priced at $1,000 per unit, on December 31, 1996. The Partnership commenced operations on March 5, 1997. At December 31, 1998, the Partnership had accepted subscriptions for all 30,000 units. During 1999 the Partnership repurchased a total of 117 units for $105,399, or approximately $901 per unit on average. In 2000, the Partnership repurchased a total of 258 units for $230,362, or approximately $893 per unit on average. In 2001, the Partnership repurchased a total of 234 units for $189,450, or approximately $810 per unit on average. In April 2002, the Partnership repurchased a total of 20 units for $15,829, or approximately $791 per unit on average. At June 30, 2002, the Partnership had 29,371 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of units owned.

The balance sheet of the Partnership as of June 30, 2002, the statements of operations and cash flows for the period ending June 30, 2002 and June 30, 2001 and the statements of changes in partners’ capital for the period ending June 30, 2002 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission on March 29, 2002.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS (continued)

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of June 30, 2002 is comprised of the following:

Land	$11,197,200
Building and improvements	19,549,581

30,746,781
Less accumulated depreciation	(1,591,902)

Total	$29,154,879

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of June 30, 2002 is comprised of the following:

Minimum lease payments to be received	$4,438,067
Estimated residual value	211,485

Gross investment in financing leases	4,649,552
Less unearned income	(1,272,029)
Less direct origination costs	(34,246)

Net investment in financing leases	$3,343,277

4.	NOTES PAYABLE:

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

In October 2000, the Partnership assumed a $3.7 million term note in connection with a property acquisition. The note has a ten-year term, and bears interest at a rate of 8.35% per annum.

In November 2001, the Partnership entered into an additional $1.5 million term note. The note has a two-year term, is collateralized by certain properties subject to operating leases, and bears interest at a rate of prime plus 2% per annum.

Debt issuance costs of $622,434 in the aggregate were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the term of the notes.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I – FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report or Form 10-Q contains “forward-looking statements” which represent the Partnership’s beliefs or expectations with respect to matters which may arise in the future. Any statements in the Form 10-Q which are not statements of historical fact may be deemed to be forward-looking statements. When used in this discussion, words such as “intends”, “anticipates”, “expects”, “will”, “could”, “estimate” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties, some of which are beyond the Partnership’s control, include the following: (i) tenant defaults in making rent payments, (ii) fire or other casualty may interrupt the cash flow stream from a property, (iii) properties may not be able to be leased at the assumed rental rates, (iv) unexpected expenses may be incurred and (v) properties may not be able to be sold at the presently anticipated prices and / or times.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002. During the three months ended June 30, 2002 total operating revenue decreased 4.3% to approximately $919,000 as compared to approximately $961,000 for the three months ended June 30, 2001. Rental revenue from operating leases for the three months ended June 30, 2002 remained unchanged at $840,954. Earned income from financing leases for the three months ended June 30, 2002 decreased 34.6% to approximately $78,000 as compared to approximately $120,000 for the three months ended June 30, 2001 due to the amortization of principal balances and the suspension of income on an impaired equipment lease.

Operating expenses increased 9.0% to approximately $497,000 for the three months ended June 30, 2002 as compared to approximately $456,000 for the three months ended June 30, 2001. Total operating expenses for the three months ended June 30, 2002 is comprised of approximately $122,000 of depreciation expense, $59,000 of general and administrative expenses and $316,000 of interest expense. The increase in operating expenses for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 is due to a full period of depreciation for properties leased in preceding periods and increased interest expense resulting from the $1.5 million term note that the Partnership entered into in November 2001. The note was used to fund property purchases and provide cash for future property acquisitions.

As a result of the foregoing, the Partnership’s net income decreased 16.2% to $423,000 for the three months ended June 30, 2002 as compared to $505,000 for the three months ended June 30, 2001.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I – FINANCIAL INFORMATION

Six Months Ended June 30, 2002. During the six months ended June 30, 2002 total operating revenue decreased 4.0% to approximately $1,854,000 as compared to approximately $1,931,000 for the six months ended June 30, 2001. Rental revenue from operating leases for the six months ended June 30, 2002 remained unchanged at $1,681,908. Earned income from financing leases for the six months ended June 30, 2002 decreased 30.7% to approximately $172,000 as compared to approximately $249,000 for the six months ended June 30, 2001 due to the amortization of principal balances and the suspension of income on an impaired equipment lease.

Operating expenses increased 7.7% to approximately $970,000 for the six months ended June 30, 2002 as compared to approximately $901,000 for the six months ended June 30, 2001. Total operating expenses for the six months ended June 30, 2002 is comprised of approximately $245,000 of depreciation expense, $86,000 of general and administrative expenses and $639,000 of interest expense. The increase in operating expenses for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is due to a full period of depreciation for properties leased in preceding periods and increased interest expense resulting from the $1.5 million term note that the Partnership entered into in November 2001. The note was used to fund property purchases and provide cash for future property acquisitions.

As a result of the foregoing, the Partnership’s net income decreased 14.0% to $885,000 for the six months ended June 30, 2002 as compared to $1,029,000 for the six months ended June 30, 2001.

Distributions. The Partnership announced second quarter distributions of $756,774, including net sale proceeds of $6,774, of which $658,101 was distributed to limited partners on July 15, 2002 and the remaining $98,673 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I – FINANCIAL INFORMATION

LIQUIDITY AND CAPITAL COMMITMENTS

The Partnership commenced an offering of up to 30,000 units registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11 that was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the Minimum Number of Units on March 5, 1997 and immediately commenced operations. The offering reached final funding in December 1998 with subscriptions for the entire 30,000 units. Net proceeds after offering expenses were approximately $26.1 million.

In December 1998, the Partnership entered into a $6.4 million term note. The Partnership entered into an additional $3.3 million term note in March 1999. Proceeds from the notes were used to acquire additional properties. The notes have a ten-year term, are collateralized by certain properties subject to operating leases, and bear interest at rates ranging from 8.13% to 8.5% per annum. Debt issuance costs of approximately $595,000 incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

The Partnership purchased one net leased real estate property in October 2000 and assumed a $3.75 million term note in connection with the acquisition. The note has a ten-year term and bears interest at the rate of 8.35% per annum.

In November 2001, the Partnership entered into an additional $1.5 million term note. The note has a two-year term, is collateralized by certain properties subject to operating leases and bears interest at the rate of prime plus 2% per annum. Proceeds from this note were used to repay approximately $700,000 of short-term borrowings and to provide working capital intended to be used to fund unit repurchases and potential property acquisitions.

As of June 30, 2002, the Partnership had invested $31.9 million in 21 net leased real estate properties and $6.9 million in 20 equipment packages. Three equipment leases expired during the second quarter of 2002 and the related equipment was sold to the former lessees for total proceeds of $21,211, which amount equaled the book value of those assets. As of June 30, 2002, the Partnership has not made any commitments to purchase additional properties, but will continue to consider property purchases to the extent that it has capital available to invest.

The Partnership has one impaired equipment lease at June 30, 2002, with a recorded investment of $210,542 net of a related allowance of $65,000. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive. Rental payments on this lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The tenant, a Denny’s restaurant franchisee, filed for Chapter 11 bankruptcy protection in September 2001 and subsequently converted to a Chapter 7 filing in May 2002. The restaurant in which the equipment is located is a leased facility and the restaurant is currently being operated by the landlord. It is anticipated that the restaurant’s operations will be sold and that, as a result, the restaurant in which the leased equipment is located will remain in operation. However, if no buyer is found, the restaurant could close and the Partnership could be forced to liquidate the equipment which could result in an additional investment writedown. There is no definitive timetable for resolution of this default.

The Partnership expects that only limited amounts of liquid assets will be required for existing properties since its property and equipment leases require lessees to pay all taxes, assessments, maintenance, repairs and casualty and other insurance premiums thereby minimizing the Partnership’s operating expenses and capital requirements. The Partnership management expects that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to limited partners.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS. None.

ITEM 2.	CHANGES IN SECURITIES. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.	OTHER INFORMATION. None

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4.1	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated June 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended June 30, 1999)

99.1	Pages 35-42 of the final Prospectus dated December 23, 1997 as supplemented. (Incorporated by reference from the final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended. SEC File No. 333-9371)

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

By:	GP4 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach Patrick L Beach Sole Member

Date:	August 14, 2002

CERTIFICATION

I, Patrick L. Beach, the President of GP4 Asset Acquisition, LLC, the manager of Captec Franchise Capital Partners L.P. IV (the “Partnership”), certify that:

(1) The Quarterly Report on Form 10-Q of the Partnership for the period ended June 30, 2002 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Patrick L. Beach President GP4 Asset Acquisition, LLC August 14, 2002