Form 10-Q
period 2002-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2002-11-15
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2002

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:	333-9371

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

Index to Form 10-Q

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, September 30, 2002 and December 31, 2001	3

	Statement of Operations for the three and nine months ended September 30, 2002 and 2001	4

	Statement of Changes in Partners’ Capital for the nine months ended September 30, 2002	5

	Statement of Cash Flows for the nine months ended September 30, 2002 and 2001	6

	Notes to Financial Statements	7 - 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 11

Item 3.	Controls and Procedures	11

PART II	OTHER INFORMATION
	Other Information	12 - 13

SIGNATURES		14

Captec Franchise Capital Partners L.P. IV
Balance Sheet

	(Unaudited) September 30,	December 31,
	2002	2001
Assets
Cash and cash equivalents	$1,194,657	$1,257,402
Restricted cash	212,915	203,445
Investment in property under leases:
Operating leases, net	29,032,636	29,400,369
Financing leases, net	2,891,332	3,993,432
Impaired financing leases, net	210,542	210,542
Accounts receivable	44,221	20,697
Unbilled rent, net	1,210,417	1,044,659
Due from related parties	82,017	3,667
Deferred financing costs, net	395,662	455,515

Total assets	$35,274,399	$36,589,728

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$14,451,470	$14,678,290
Accounts payable and accrued expenses	146,272	166,359
Due to related parties	23,600	84,174

Total liabilities	14,621,342	14,928,823

Partners’ capital:
Limited partners’ capital	20,624,287	21,645,283
General partner’s capital	28,770	15,622

Total partners’ capital	20,653,057	21,660,905

Total liabilities and partners’ capital	$35,274,399	$36,589,728

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating revenue:
Rental income	$840,954	$840,954	$2,522,862	$2,522,862
Finance income	72,891	105,404	245,276	354,236

Total operating revenue	913,845	946,358	2,768,138	2,877,098
Operating costs and expenses:
Interest expense	314,943	304,761	953,600	908,878
Depreciation	122,243	120,738	367,733	362,215
General and administrative	47,240	35,401	133,431	91,162

Total operating costs and expenses	484,426	460,900	1,454,764	1,362,255

Income from operations	429,419	485,458	1,313,374	1,514,843
Other income:
Interest and other income	453	6,411	453	5,971
Other income	—	—	990	—

Total other income	453	6,411	1,443	5,971

Net income	429,872	491,869	1,314,817	1,520,814
Net income allocable to general partner	4,299	4,919	13,148	15,208

Net income allocable to limited partners	$425,573	$486,950	$1,301,669	$1,505,606

Net income per limited partnership unit	$14.49	$16.51	$44.31	$50.98

Weighted average number of limited partnership units outstanding	29,371	29,486	29,378	29,532

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Changes in Partners’ Capital
for the nine months ended September 30, 2002
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Accounts	Capital

Balance, December 31, 2001	29,391	$21,645,283	$15,622	$21,660,905
Distributions — ($78.52 per unit)	—	(2,306,836)	—	(2,306,836)
Repurchase of limited partnership units	(20)	(15,829)	—	(15,829)
Net income	—	1,301,669	13,148	1,314,817

Balance, September 30, 2002	29,371	$20,624,287	$28,770	$20,653,057

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Cash Flows
for the nine months ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net Income	$1,314,817	$1,520,814
Adjustments to net income:
Depreciation	367,733	362,215
Amortization of debt issuance costs	59,853	44,640
Loss on sale of equipment	—	258
Increase in unbilled rent	(165,758)	(207,871)
Increase in accounts receivable	(23,524)	(28,467)
(Decrease) increase in accounts payable and accrued expenses	(20,087)	72,374
(Increase) decrease in due from related parties	(78,350)	966
Decrease in due to related parties	(60,574)	(233,959)
Increase in restricted cash	(9,470)	(77,385)

Net cash provided by operating activities	1,384,640	1,453,585

Cash flows from investing activities:
Purchase and construction advances for properties subject to operating leases	—	(14,000)
Proceeds from sale of equipment	180,983	—
Principal collections on financing leases	921,117	935,253

Net cash provided by investing activities	1,102,100	921,253

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	703,000
Repayments of notes payable	(226,820)	(148,930)
Repurchase of limited partnership units	(15,829)	(115,442)
Distributions to limited partners	(2,306,836)	(2,405,002)
Distributions to general partner	—	—

Net cash used in financing activities	(2,549,485)	(1,966,374)

Net (decrease) increase in cash and cash equivalents	(62,745)	408,464
Cash and cash equivalents, beginning of period	1,257,402	78,837

Cash and cash equivalents, end of period	$1,194,657	$487,301

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering of 30,000 limited partnership interests (“units”), priced at $1,000 per unit, on December 31, 1996. The Partnership commenced operations on March 5, 1997. At December 31, 1998, the Partnership had accepted subscriptions for all 30,000 units. During 1999 the Partnership repurchased a total of 117 units for $105,399, or approximately $901 per unit on average. In 2000, the Partnership repurchased a total of 258 units for $230,362, or approximately $893 per unit on average. In 2001, the Partnership repurchased a total of 234 units for $189,450, or approximately $810 per unit on average. In April 2002, the Partnership repurchased a total of 20 units for $15,829, or approximately $791 per unit on average. At September 30, 2002, the Partnership had 29,371 units issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of units owned.

The balance sheet of the Partnership as of September 30, 2002, the statements of operations and cash flows for the period ending September 30, 2002 and September 30, 2001 and the statements of changes in partners’ capital for the period ending September 30, 2002 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (the “COMMISSION”) on March 29, 2002.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS (continued)

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of September 30, 2002 is comprised of the following:

Land	$11,197,200
Building and improvements	19,549,581

30,746,781
Less accumulated depreciation	(1,714,145)

Total	$29,032,636

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of September 30, 2002 is comprised of the following:

Minimum lease payments to be received	$3,932,217
Estimated residual value	183,485

Gross investment in financing leases	4,115,702
Less unearned income	(1,213,091)
Less direct origination costs	(11,279)

Net investment in financing leases	$2,891,332

4.	NOTES PAYABLE:

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

This Quarterly Report or Form 10-Q contains “forward-looking statements” which represent the Partnership’s beliefs or expectations with respect to matters, which may arise in the future. Any statements in the Form 10-Q, which are not statements of historical fact, may be deemed to be forward-looking statements. When used in this discussion, words such as “intends”, “anticipates”, “expects”, “will”, “could”, “estimate” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those, discussed herein. Such risks and uncertainties, some of which are beyond the Partnership’s control, include the following: (i) tenant defaults in making rent payments, (ii) fire or other casualty may interrupt the cash flow from a property, (iii) properties may not be able to be leased at the assumed rental rates, (iv) unexpected expenses may be incurred and (v) properties may not be able to be sold at the presently anticipated prices and/or times.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002. During the three months ended September 30, 2002 total operating revenue decreased 3.4% to approximately $914,000 as compared to approximately $946,000 for the three months ended September 30, 2001. Rental revenue from operating leases for the three months ended September 30, 2002 remained unchanged at $840,954. Earned income from financing leases for the three months ended September 30, 2002 decreased 30.8% to approximately $73,000 as compared to approximately $105,000 for the three months ended September 30, 2001 due to the amortization of principal balances and the January 2002 suspension of income on an impaired equipment lease.

Operating expenses increased 5.1% to approximately $484,000 for the three months ended September 30, 2002 as compared to approximately $461,000 for the three months ended September 30, 2001. Total operating expenses for the three months ended September 30, 2002 is comprised of approximately $122,000 of depreciation expense, $47,000 of general and administrative expenses and $315,000 of interest expense. The increase in operating expenses for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 is due to a full period of depreciation for properties leased in preceding periods and increased interest expense resulting from the $1.5 million term note that the Partnership entered into in November 2001. The note was used to fund property purchases and provide cash for future property acquisitions.

The other income of approximately $6,000 for the three months ended September 30, 2001 was due to late fees and interest income.

As a result of the foregoing, the Partnership’s net income decreased 12.6% to $430,000 for the three months ended September 30, 2002 as compared to $492,000 for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002. During the nine months ended September 30, 2002 total operating revenue decreased 3.8% to approximately $2,768,000 as compared to approximately $2,877,000 for the nine months ended September 30, 2001. Rental revenue from operating leases for the nine months ended September 30, 2002 remained unchanged at $2,522,862. Earned income from financing leases for the nine months ended September 30, 2002 decreased 30.8% to approximately $245,000 as compared to

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I — FINANCIAL INFORMATION

approximately $354,000 for the nine months ended September 30, 2001 due to the amortization of principal balances and the January 2002 suspension of income on an impaired equipment lease.

Operating expenses increased 6.8% to approximately $1,455,000 for the nine months ended September 30, 2002 as compared to approximately $1,362,000 for the nine months ended September 30, 2001. Total operating expenses for the nine months ended September 30, 2002 is comprised of approximately $368,000 of depreciation expense, $133,000 of general and administrative expenses and $954,000 of interest expense. The increase in operating expenses for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is due to a full period of depreciation for properties leased in preceding periods and increased interest expense resulting from the $1.5 million term note that the Partnership entered into in November 2001. The note was used to fund property purchases and provide cash for future property acquisitions.

Other income was approximately $1,400 for the nine months ended September 30, 2002 as compared to approximately $6,000 for the nine months ended September 30, 2001. Other income for the nine months ended September 30, 2002 was due to interest income. Other income for the nine months ended September 30, 2001 was due to late fees and interest income.

As a result of the foregoing, the Partnership’s net income decreased 13.6% to $1,315,000 for the nine months ended September 30, 2002 as compared to $1,521,000 for the nine months ended September 30, 2001.

Distributions. The Partnership announced third quarter distributions of $750,000, of which $652,111 was distributed to its limited partners on October 15, 2002 and the remaining $97,889 will be distributed to those limited partners who elected to receive distributions on a monthly basis.

LIQUIDITY AND CAPITAL COMMITMENTS

The Partnership commenced an offering of up to 30,000 units registered under the Securities Act of 1934, as amended, by means of a Registration Statement filed on Form S-11 that was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the Minimum Number of Units on March 5, 1997 and immediately commenced operations. The offering reached final funding in December 1998 with subscriptions for the entire 30,000 units. Net proceeds after offering expenses were approximately $26.1 million.

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

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I — FINANCIAL INFORMATION

As of September 30, 2002, the Partnership had invested $31.9 million in 21 net leased real estate properties and $6.2 million in 19 equipment packages. One equipment lease during the third quarter of 2002 was sold for total proceeds of $159,770. As of September 30, 2002, the Partnership has not made any commitments to purchase additional properties, but will continue to consider property purchases to the extent that it has capital available to invest.

The Partnership has one impaired equipment lease at September 30, 2002, with a recorded investment of $210,542, net of a related allowance of $65,000. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive. Rental payments on this lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The tenant, a Denny’s restaurant franchisee, filed for Chapter 11 bankruptcy protection in September 2001 and subsequently converted to a Chapter 7 filing in May 2002. The restaurant in which the equipment is located is a leased facility and the restaurant is currently being operated by the landlord. It is anticipated that the restaurant’s operations will be sold and that, as a result, the restaurant in which the leased equipment is located will remain in operation. However, if no buyer is found, the restaurant could close and the Partnership could be forced to liquidate the equipment, which could result in an additional investment writedown. There is no definitive timetable for resolution of this default.

The Partnership expects that only limited amounts of liquid assets will be required for existing properties since its property and equipment leases require lessees to pay all taxes, assessments, maintenance, repairs and casualty and other insurance premiums thereby minimizing the Partnership’s operating expenses and capital requirements. The Partnership expects that the cash flow to be generated by the Partnership’s property and equipment leases will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to limited partners.

ITEM 3.	CONTROLS AND PROCEDURES

Mr. Beach, acting in his capacity as the principal executive officer of GP4 Asset Acquisition, is ultimately responsible for the disclosure controls and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure that information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”), and has determined that the Partnership’s disclosure controls and procedures effectively communicate the information required to be disclosed by the Partnership in the reports it files or submits under the Act in a manner that allows timely decisions regarding such required disclosure.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including, but not limited to, any corrective actions with regard to significant deficiencies and material weaknesses

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS. None.

ITEM 2.	CHANGES IN SECURITIES. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

ITEM 5.	OTHER INFORMATION. None

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4.1	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated June 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended June 30, 1999)

99.1	Certification of CEO Pursuant to Section 906

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

By:	GP4 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach Patrick L Beach Sole Member

Date:	November 14, 2002

CERTIFICATIONS

           I, Patrick L. Beach, certify that:

           1. I have reviewed this quarterly report on Form 10-Q of Captec Franchise Capital Partners L.P. IV;

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 14, 2002           By:      Patrick L. Beach

             President, GP4 Asset Acquisition, LLC

                                    (Signature and Title)

           The foregoing certification is as required by Section 302(a) of the Sarbanes-Oxley Act of 2002 and amended Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, which state that the wording of such certification may not be changed in any respect, even if such change would appear inconsequential in nature. GP4 Asset Acquisition, LLC is a single member limited liability company, the sole member of which is a limited liability company of which Patrick L. Beach is the sole and managing member. As a result, neither the Partnership or GP4 Asset Acquisition, LLC has a board of directors or audit committee and Patrick L. Beach is only certifying officer and is ultimately responsible for establishing and maintaining the registrant's disclosure controls.

EXHIBIT INDEX

Number	Exhibit

4.1	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated June 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended June 30, 1999)

99.1	Certification of CEO Pursuant to Section 906