Form 10-K
period 2002-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2003-03-31
CIK 1020157

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from  __________ to  __________

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At December 31, 2002, subscriptions for 30,000 Units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $30,000,000. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop. At December 31, 2002, there were 29,341 Units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in Part III of this Annual Report on Form 10-K:

(1)	Portions of the Registrant’s Form 10-K for the fiscal year ended December 31, 1998; and
(2)	A portion of the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

PART I

Item 1. Business

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

     The General Partners upon formation of the Partnership were Captec Franchise Capital Corporation IV (the “Corporation”), a wholly-owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate, and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, Captec Net Lease Realty, Inc., (“Captec Net Lease”), an affiliate, acquired the General Partnership interest of the Partnership. In December 2001, Captec Net Lease Realty merged with and into Commercial Net Lease Realty, Inc. (“Commercial Net Lease”). In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP4 Asset Acquisition, LLC, (“GP 4 Asset Acquisition”) which is wholly-owned by Mr. Beach and is an affiliate of Captec. The Limited Partners of the Partnership (the “Limited Partners”) have consented to the transfer of the general partner interest. In accordance with the terms of an agreement with Commercial Net Lease, immediately upon the closing of the merger and until such time as the consent of the Partnership’s secured lender is obtained, GP4 Asset Acquisition has assumed all of the General Partner’s obligations and liabilities prescribed under the terms of the Partnership Agreement.

     The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership Units, priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11 which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering reached final funding in December 1998 having received subscriptions for the entire 30,000 Units. Since 1999, 659 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At December 31, 2002, the Partnership had 29,341 Units issued and outstanding.

     The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of cash flow generated by the Partnership’s leases; (iii) capital appreciation of Partnership properties; (iv) generation of increased income and protection against inflation through escalation of base rents or participation in gross revenues of tenants of Partnership properties; and (v) deferred taxation of cash distributions to the Limited Partners.

     The properties generally are leased on terms, which provide for a base minimum annual rent with fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The equipment is leased only pursuant to leases under which the present value of non-cancellable rental payments payable during the initial term of the lease is at least sufficient to permit a lessor to recover the purchase price of the equipment.

     The Partnership has no employees. The General Partner and its affiliates, however, are permitted to perform services for the Partnership.

Item 2. Description of Properties

     As of December 31, 2002, the Partnership had a portfolio of 21 properties located in 10 states, with a cost basis of $31.9 million, 18 performing equipment leases with an original investment of $6.2 million and one repossessed equipment package related to a defaulted equipment contract. The properties are leased to ten operators of restaurant concepts and four retail operators.

     As of December 31, 2002, operating leases to S&A Restaurants Corporation, Kona Restaurant Group, Inc. and United Supermarkets, Inc. represented 13.86%, 12.32% and 10.19%, respectively, of the annualized rent from the total portfolio. Equipment leases to Champps Americana, Inc. represented 10.19% of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position.

     As of December 31, 2002, all of the properties owned by the Partnership are occupied and the related leases are performing, and all of the Partnership’s investments in equipment subject to financing leases are performing. The Partnership has two properties for which rental payments have been delinquent approximately 90 days. The tenant is experiencing financial difficulties that may result in store closure. The Partnership is closely monitoring and would aggressively retenant the property should the tenant vacate. The General Partner does not believe an impairment exists at this time.

     As of December 31, 2002, the Partnership had one impaired equipment lease with a recorded investment of $15,000, net of a related allowance of $260,542. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive on liquidating the equipment. Rental payments on this lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The tenant, a Denny’s restaurant franchisee, filed for Chapter 11 bankruptcy protection in September 2001 and subsequently converted to a Chapter 7 filing in May 2002. The restaurant in which the equipment is located is a leased facility. The landlord, who had been operating the restaurant during the bankruptcy period, decided to discontinue operation of the restaurant in December 2002, at which time the Partnership recorded an additional $196,000 allowance against this investment.

     The following is a summary description of the property and equipment leases as of December 31, 2002.

				Original Asset Cost
	Concept	Date of	Date of	Including
Lessee Name	Name	Commence	Expiration	Acquisition Fees

PROPERTIES
Hollywood Entertainment Corp.	Hollywood Video	11/01/97	07/01/12	$1,455,300
Blockbuster Entertainment Corp.	Blockbuster Video	09/01/97	08/01/07	1,170,000
Kona Restaurant Group, Inc.	Johnn Carino’s	08/01/97	08/01/14	1,680,000
Capital Foods, Inc.	Arby’s	12/01/98	12/01/18	819,000
Taco Two of Bakersfield	Del Taco	02/01/99	02/01/19	1,239,000
Kona Restaurant Group, Inc.	Johnn Carino’s	08/01/99	08/01/16	1,801,622
Kona Restaurant Group, Inc.	Kona Ranch Steakhouse	08/01/99	08/01/16	1,675,622
Hollywood Entertainment Corp.	Hollywood Video	10/01/98	11/01/12	1,454,880
S&A Restaurant Corporation	Steak & Ale	07/01/98	07/01/18	2,100,000
S&A Restaurant Corporation	Steak & Ale	07/01/98	07/01/18	2,441,250
S&A Restaurant Corporation	Bennigan’s	07/01/98	07/01/18	1,627,500
Slaymaker Group	Winger’s	03/01/99	03/01/19	941,850
Slaymaker Group	Winger’s	02/01/99	02/01/19	948,150
Sterling Jewelers	Jared Jewelers	02/01/99	02/01/19	1,131,619
TEC Foods	Taco Bell	01/01/99	01/01/09	766,500
TEC Foods	Taco Bell	01/01/99	01/01/19	766,500
RTM Acquisition Company, Inc.	Arby’s	09/01/98	09/01/18	840,000
Romacorp, Inc.	Tony Roma’s	01/01/99	01/01/14	1,942,500
DRM, Inc.	Arby’s	01/01/00	01/01/20	987,000
United Supermarkets, Inc.	United Supermarket	11/01/00	06/01/20	5,077,907
Golden Restaurant Operations	Boston Market	04/01/97	08/01/12	1,012,200

				31,878,400

EQUIPMENT
Girardi-Riva Enterprises, Inc.	Arby’s	02/01/98	02/01/05	252,269
Girardi-Riva Enterprises, Inc.	Arby’s	07/01/97	07/01/04	167,444
Morgan’s Restaurants of PA, Inc.	KFC	10/15/97	10/15/04	242,572
Virginia QSC, LLC	Burger King	11/01/97	11/01/04	296,444
J-Four, Inc.	KFC	02/01/98	02/01/03	292,691
RTM Georgia	TJ Cinnamons	04/01/98	04/01/03	236,250
RTMSC, Inc.	TJ Cinnamons	04/01/98	04/01/03	210,000
RTM, Inc.	Arby’s	10/01/98	10/01/03	74,327
RTM, Inc.	Arby’s	10/01/98	10/01/03	73,446
GC of Charlottesville	Golden Corral	05/01/98	05/01/05	418,870
Taco Two of Bakersfield	Del Taco	01/01/99	01/01/06	319,528
Circle Restaurant Company, Inc.	Arby’s	12/01/00	09/01/05	98,425
El Chico Restaurants, Inc.	El Chico	09/01/98	09/01/03	487,516
El Chico Restaurants, Inc.	El Chico	09/01/98	09/01/03	436,688
DJ Enterprises, Inc.	Taco Bell	10/01/98	09/01/07	180,600
J.M.C. Limited Partnership	Applebee’s	03/01/97	03/01/04	422,101
Champps Americana, Inc.	Champps	04/01/98	04/01/03	896,229
Champps Americana, Inc.	Champps	07/01/98	07/01/03	1,089,913

				6,195,312

REPOSSESSED EQUIPMENT
Cypress Restaurants, Inc. (3)	Denny’s	09/01/98	09/01/05	367,500

Totals				$38,441,212

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Asset		Date of	Annual
	State	Monthly	Next Rent	Rate of
Lessee Name	Location	Rent	Increase	Increase (2)	Sq. Ft.

PROPERTIES
Hollywood Entertainment Corp.	OH	$12,702	(1) 07/01/03	1.92%	7,488
Blockbuster Entertainment Corp.	GA	11,012	—	2.29%	6,500
Kona Restaurant Group, Inc.	TX	15,400	08/01/03	1.64%	6,257
Capital Foods, Inc.	OH	8,072	12/01/03	2.50%	2,950
Taco Two of Bakersfield	CA	10,994	02/01/06	0.99%	2,200
Kona Restaurant Group, Inc.	TX	16,515	08/01/05	1.63%	6,335
Kona Restaurant Group, Inc.	TX	15,360	08/01/05	1.63%	7,814
Hollywood Entertainment Corp.	OH	12,268	—	n/a	7,488
S&A Restaurant Corporation	MI	18,109	07/01/04	1.96%	7,724
S&A Restaurant Corporation	PA	21,051	07/01/04	1.96%	7,239
S&A Restaurant Corporation	VA	14,034	07/01/04	1.96%	5,210
Slaymaker Group	AZ	8,036	03/01/04	1.92%	3,172
Slaymaker Group	AZ	8,089	02/01/04	1.92%	3,240
Sterling Jewelers	TX	11,667	02/01/04	1.92%	5,800
TEC Foods	MI	6,360	01/01/05	0.66%	2,252
TEC Foods	MI	6,360	01/01/05	0.66%	2,269
RTM Acquisition Company, Inc.	MI	6,524	09/01/03	1.49%	5,909
Romacorp, Inc.	TX	16,342	01/01/05	1.96%	6,385
DRM, Inc.	IA	8,029	01/01/05	1.92%	3,094
United Supermarkets, Inc.	TX	39,094	—	n/a	43,100
Golden Restaurant Operations	MN	8,351	06/01/03	5.01%	3,035

		274,367			145,461

EQUIPMENT
Girardi-Riva Enterprises, Inc.	WA	4,108
Girardi-Riva Enterprises, Inc.	WA	2,727
Morgan’s Restaurants of PA, Inc.	PA	3,766
Virginia QSC, LLC	VA	4,862
J-Four, Inc.	NY, NH, MA	5,882
RTM Georgia	GA	4,590
RTMSC, Inc.	SC	4,080
RTM, Inc.	GA	1,444
RTM, Inc.	AL	1,427
GC of Charlottesville	VA	6,439
Taco Two of Bakersfield	CA	5,087
Circle Restaurant Company, Inc.	CO	—
El Chico Restaurants, Inc.	TX	9,797
El Chico Restaurants, Inc.	OK	8,775
DJ Enterprises, Inc.	FL	500
J.M.C. Limited Partnership	UT	6,838
Champps Americana, Inc.	IL	17,651
Champps Americana, Inc.	MI	21,466

		109,438

REPOSSESSED EQUIPMENT
Cypress Restaurants, Inc. (3)	SC	—

Totals		$383,805

(1)	Rent Increase equals the lesser of CPI or 10%.
(2)	Rent increase is based on percentage CPI increase.
(3)	Non-accrual as of 8/2001.

Leases

     Real Estate Leases: All of the properties are subject to triple net leases on the Partnership’s standard lease pursuant to which the tenant is responsible for all expenses related to the cost of operating the properties, including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2002, original base terms of the property leases ranged from 14 to 20 years, and the weighted average remaining base term of the property lease portfolio was 14.4 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. All but one of the leases provide for increases in the monthly rents during the base term of the lease, with most of these determined based upon fixed, contractual rates of increases. Two of the leases provide for rental increases based upon the lesser of a fixed percentage and changes in the Consumer Price Index. The timing of rental increases is specified in the leases, but generally occurs no more often than annually and no less often than once every five years.

     Equipment Leases: All of the equipment leases are on the Partnership’s standard form of lease pursuant to which the lessee is responsible for all expenses related to the equipment, including taxes, insurance, maintenance and repair costs. All of the equipment was purchased with cash from Offering proceeds. As of December 31, 2002, original base terms of the equipment leases ranged from 5 to 9 years, and the weighted average remaining base term of the equipment lease portfolio was 18 months. All of the leases provide for fixed monthly rents during the entire term of the lease. Approximately 61% of the equipment leases provide the lessee with the option to purchase the equipment for a nominal purchase price ($1) upon expiration of the base lease term.

Summary of Investment Objectives and Policies

     The Partnership acquires income-producing property and equipment which are leased primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses such as automotive and specialty retail franchises. Properties are selected for acquisition based on an examination and evaluation by the General Partner, or an affiliate, of the potential value of the site, the financial condition and business history of the proposed tenant or lessee, area demographics, prospective purchase price and lease terms, geographic and market diversification, and potential operating results. Similar analyses are utilized in selecting equipment for inclusion in lease packages. The Partnership anticipates that fee interests in real property will be acquired, although other interests (including acquisitions of buildings subject to a long-term ground lease) may be acquired if it is deemed to be advantageous to the Partnership. In no event is property or equipment acquired unless a satisfactory lease commitment has been obtained from a suitable tenant or lessee as further described below.

     In selecting specific properties, the General Partner generally requires the following:

     (i)  Base annual rent that provides a specified minimum return on the contract purchase price of the property; and

     (ii)  An initial lease term of between ten and twenty years.

     In selecting specific equipment, the General Partner typically requires the following:

     (i)  Leases providing for fixed rents structured to return 100% of the cost of the equipment plus yield a return equivalent to market interest rates over the lease term; and

     (ii)  Terms of five to seven years with residual values of equipment at the end of such terms expected to be minimal.

     The determination of whether particular properties or equipment should be sold or otherwise disposed of is made after consideration of relevant factors, including performance or projected performance of the property or equipment and market conditions, with a view toward achieving the principal investment objectives of the Partnership.

Item 3. Legal Proceedings

     On November 19, 2002, the Partnership was named as one of the defendants in a personal injury and liability suit relating to an alleged unsafe walkway at a property. The General Partner and Partnership have denied any wrongdoing and intend to vigorously contest the matter. The Partnership has insurance, which would cover any amounts less retention that may ultimately be paid.

Item 4. Submission of Matters to a Vote of Security Holders

     Captec Net Lease merged with and into Commercial Net Lease effective on December 1, 2001. In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP4 Asset Acquisition. In order to complete this transaction, the consent of a majority in interest of the Limited Partners and the Partnership’s lender was required. Effective January 15, 2002, the requisite Limited Partner consent was obtained and the consent solicitation was closed. Lender consent is still pending.

PART II

Item 5. Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters

     There is no public market for the Units and the Partnership does not currently expect that any market will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partner consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under state securities laws. As of December 31, 2002, Units were held by 1,585 investors of record.

     The Internal Revenue Code of 1986, as amended, contains provisions that may have an adverse impact on investors in certain “publicly traded partnerships.” If the Partnership were to be classified as a “publicly traded partnership,” income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, which could render the Units less marketable. The General Partner will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a “publicly traded partnership.”

Item 6. Selected Financial Data

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2001	2000	1999	1998

Statements of Operations Data:
Operating revenue:
Rental income	$3,363,815	$3,363,815	$3,002,022	$2,672,588	$1,243,403
Finance income	310,428	456,552	588,435	805,410	548,342

Total operating revenue	3,674,243	3,820,367	3,590,457	3,477,998	1,791,745

Operating costs and expenses:
Interest expense	1,266,420	1,217,899	923,965	788,199	23,603
Depreciation	489,976	482,954	394,312	327,803	131,565
General and administrative	166,788	129,144	101,226	108,023	80,536
Provision for losses	195,542	65,000	—	—	—

Total operating costs and expenses	2,118,726	1,894,997	1,419,503	1,224,025	235,704

Income from operations	1,555,517	1,925,370	2,170,954	2,253,973	1,556,041
Other income (expense):
Interest income	1,478	14,608	488	29,143	254,673
(Loss) gain on sale of equipment	—	(258)	42,433	5,858	—
Other	—	—	234	5,055	35

Total other income	1,478	14,350	43,155	40,056	254,708

Net income	1,556,995	1,939,720	2,214,109	2,294,029	1,810,749
Net income allocable to general partner	15,570	19,397	22,141	22,940	18,107

Net income allocable to limited partners	$1,541,425	$1,920,323	$2,191,968	$2,271,089	$1,792,642

Net income per limited partnership unit	$52.49	$65.10	$73.65	$75.78	$72.37
Weighted average units outstanding	29,369	29,496	29,763	29,969	24,769

Other Data:
Cash flows from operating activities	$1,934,582	$2,020,200	$2,626,092	$3,306,697	$715,635
Cash flows from (used in) investing activities	$1,402,096	$1,253,154	$(3,138,164)	$(4,000,047)	$(20,428,353)
Cash flows used in financing activities	$(3,461,189)	$(2,094,788)	$(110,817)	$(507,083)	$16,606,682

Balance Sheet Data:
Cash and cash equivalents (including restricted cash)	$1,367,069	$1,460,847	$179,066	$915,760	$2,890,347
Investment in property under leases	$31,516,729	$33,604,343	$35,405,709	$32,619,423	$28,941,321
Total assets	$34,612,180	$36,589,728	$36,819,022	$34,533,478	$32,659,591
Total liabilities	$14,552,078	$14,928,823	$13,753,388	$9,832,387	$6,671,410
Total partners’ capital	$20,060,102	$21,660,905	$23,065,634	$24,701,091	$25,988,181

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     When used in this discussion, words such as “intends” “anticipates” “expects” “will” “could” “estimate” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those described herein. Such risks and uncertainties, some of which are beyond the Partnership’s control, include but are not limited, to the following: (i) the possibility that tenants and lessees may default in making rent payments, (ii) the risk of fire or another casualty interrupting the cash flow stream from a property, (iii) the inability to enter into leases at the assumed rental rates, (iv) unexpected expenses, and (v) the inability to sell properties at anticipated prices and/or times.

     As a result of these and other factors, the Partnership may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially adversely affect its business, financial condition and operating results. Any statements contained in this report or any document incorporated herein by reference that are not statements of historical fact may be deemed to be forward-looking statements. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Partnership’s control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Partnership’s control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Partnership disclaims, any obligations to update or release revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events except as may be required by law.

Results of Operations – 2002 to 2001

     For the year ended December 31, 2002, operating revenue decreased 4% to approximately $3.7 million as compared to approximately $3.8 million for the year ended December 31, 2001. Rental revenue from operating leases for the year ended December 31, 2002 remained unchanged at $3,364,000. Earned income from financing leases for 2002 decreased 32% to approximately $310,000 as compared to approximately $457,000 for 2001 due to the amortization of principal balances and the suspension of income recognition in January 2002 on an impaired equipment lease.

     Operating expenses increased 12% to approximately $2.1 million for 2002 as compared to approximately $1.9 million for 2001. The increase in operating expenses is principally due to increased interest expense resulting from the $1.5 million term note that the Partnership entered into in November 2001 and an increase in the provision for losses related to an impaired equipment lease. The note was used to provide cash for future property acquisitions. The Partnership recorded a provision for losses of $65,000 in 2001 and subsequently recorded an additional provision of $196,000 in December 2002 to reserve for losses anticipated in connection with an impaired equipment lease. Rental payments on this lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The tenant, a Denny’s restaurant franchisee, filed for Chapter 11 bankruptcy protection in September 2001 and subsequently converted to a Chapter 7 filing in May 2002. The restaurant in which the equipment is located is a leased facility. The landlord, who had been operating the restaurant during the bankruptcy period, decided to discontinue operation of the restaurant in December 2002, and accordingly the reserve allowance was increased as described above.

     Other income for 2001 of $14,000 was due to late fees and interest income on short-term investments.

     As a result of the foregoing, the Partnership’s net income for 2002 decreased 20% to approximately $1.6 million as compared to $1.9 million in 2001. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 2002, the Partnership made distributions to limited partners totaling $3.1 million, as compared to $3.2 million for the preceding year.

Results of Operations – 2001 to 2000

     For the year ended December 31, 2001, operating revenue increased 6% to approximately $3.8 million as compared to approximately $3.6 million for the year ended December 31, 2000. Rental income from operating leases for 2001 increased 12% to approximately $3.4 million as compared to approximately $3.0 million for 2000 due to the benefit of a full year of rental income from properties acquired and leased in 2000. Earned income from financing leases for 2001 decreased 22% to approximately $457,000 as compared to approximately $588,000 for 2000 due to the sale of one equipment lease in March 2000 and the amortization of principal balances on the financing leases.

     Operating expenses increased 33% to approximately $1.9 million for 2001 as compared to approximately $1.4 million for 2000. The increase is primarily due to increases in interest expense and depreciation and a charge for a provision for credit losses. Interest expense increased 32% to approximately $1.2 million in connection with the $3.75 million and the $1.5 million term notes that the Partnership entered into in October 2000 and November 2001, respectively. These notes were used to fund property purchases and provide cash for future property acquisitions. Depreciation expense increased 22% to approximately $483,000 as a result of a full year of depreciation for a property acquired in 2000. The Partnership recognized a $65,000 provision for credit losses to reserve for losses anticipated in connection with an impaired equipment lease. Rental payments on this impaired lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The tenant, a Denny’s restaurant franchisee, filed for Chapter 11 bankruptcy protection in September 2001. As of December 31, 2001, it was anticipated that the tenant’s restaurant operations would be re-structured and/or sold and that, as a result, the tenant’s restaurants would continue and the restaurant in which the leased equipment is located would remain in operation. The restaurant was later closed in December 2002, resulting in the recognition of an additional provision for losses as described for the 2002 year above. General and administrative expenses increased 28% to approximately $129,000 for 2001 as compared to $101,000 for 2000, primarily due to the increase in professional fee expense.

     Other income decreased 67% to approximately $14,000 for 2001, as compared to approximately $43,000 for 2000. Other income for 2001 was due to late fees and interest income on short-term investments. Other income for 2000 was mainly a result of a gain on the sale of one equipment lease.

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

Liquidity and Capital Resources

     In December 1996, the Partnership commenced its Offering of up to 30,000 limited partnership Units. Net proceeds after offering expenses were approximately $26.1 million.

     In December 1998, the Partnership entered into a $6.4 million term note. The Partnership entered into an additional $3.3 million term note in March 1999. Proceeds from the notes were used to acquire additional properties. The notes each have a 10-year term, are collateralized by certain properties subject to operating leases, and bear interest at rates ranging from 8.1% to 8.5% per annum.

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

     Debt issuance costs of approximately $634,000 incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

     As of December 31, 2002, the Partnership had a portfolio of 21 properties located in 11 states, with a cost basis of $31.9 million, 18 performing equipment leases with an original investment of $6.2 million and one repossessed equipment package related to a defaulted equipment contract. The remaining net investment in the Partnership’s leased equipment is $1.4 million, net of $5.2 million of aggregate principal collections on financing leases during the life of those investments. As of December 31, 2002, the Partnership has not made any commitments to purchase additional properties, but the Partnership will continue to consider property purchases to the extent that it has capital available to invest. Subsequent to December 31, 2002, the Partnership had agreed, subject to various contingencies, to acquire a real property leased to a Taco Bell franchisee for a purchase price of $1,150,000. The Partnership anticipates funding this purchase with cash and proceeds from a bank loan.

     The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 659 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At December 31, 2002, the Partnership had 29,341 Units issued and outstanding. The Partnership expects to fund future Unit repurchases out of working capital reserves and Net Sale or Refinancing Proceeds, but may also fund such repurchases out of Cash Flow. The Partnership is not obligated to accept Unit repurchase requests if the Partnership does not have the liquidity to fund such requests and/or if the Partnership does not have sufficient Cash Flow to distribute the 10% Current Preferred Return.

     The Partnership expects that only limited amounts of liquid assets will be required for existing properties since its property and equipment leases require tenants and lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance thereby minimizing the Partnership’s operating expenses and capital requirements. The General Partner expects that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to Limited Partners.

Critical Accounting Policies

     The financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), which requires the Partnership to make certain estimates and assumptions. A summary of the Partnership’s significant accounting policies is provided in note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that require management estimates and judgement.

     When real estate properties are acquired, acquisition costs are allocated to components of the property using relative fair values based on historical experience and the Partnership’s current judgement. These assumptions and estimates impact the amount of costs allocated between land and building, depreciation expense, and gains or losses recorded on sales of properties.

     Receivables are reported net of allowance for doubtful accounts and may be uncollectible in the future. The Partnership reviews its receivables regularly for potential collection problems in computing the allowance recorded against its receivables; this review process requires the Partnership to make certain judgements regarding collections that are inherently difficult to predict.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     Credit risk relates to investment in leases and accounts receivable balances and results from the possibility that a lessee defaults on its contractual obligation to the Partnership. Both the ability of the lessees to pay rent on a timely basis and the amount of the rent (which is the Partnership’s principal source of income) are affected by general economic conditions. A default by a lessee or other premature termination of a lease agreement will interrupt rental payments and Partnership cash flows would be temporarily impacted. In such an instance, the General Partner expects that it would find a substitute lessee, however, there can be no assurances that the property or equipment could be leased on comparable or acceptable terms. The Partnership monitors this risk by performing ongoing credit evaluations of lessees and maintains allowances for potential credit losses.

Item 8. Financial Statements and Supplementary Data

     See Index to Financial Statements on Page F-I of this Form 10-K for Financial Statements and Financial Statement Schedules, where applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The Partnership has no directors, officers or other employees.

     Patrick L. Beach is the Sole Member of CRC Asset Acquisition LLC, the sole member of GP4 Asset Acquisition and the President of GP4 Asset Acquisition, the Partnership’s General Partner.

     Mr. Beach attended the University of Michigan and graduated from its School of Business Administration in 1977 with a Bachelor of Business Administration degree. From 1997 until 2001, Mr. Beach served as the Chairman, President and Chief Executive Officer of Captec Net Lease. Since 1981, he has served as Chairman and Chief Executive Officer of Captec Financial Group, Inc., and affiliate of the Partnership, that is involved in the acquisition and development of single tenant restaurant properties, shopping centers, and multi-family residential properties.

Item 11. Executive Compensation

     The Partnership does not have directors, officers or employees. All amounts paid by the Partnership for management and administration services are pursuant to agreements described under Item 13, Certain Relationships and Related Transactions.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     To the best knowledge of the Partnership, as of December 31, 2002 no person known by the Partnership, beneficially owned more than 5% of the outstanding Units.

Item 13. Certain Relationships and Related Transactions

     Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee). The Partnership incurred no acquisition fees in 2002 and 2001. In 2000, the Partnership incurred $240,772 in acquisition fees. The acquisition fees in 2000 were capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

     The Partnership has entered into an asset management agreement with the General Partner and its affiliates, pursuant to which the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $48,142, $47,426 and $45,556 were incurred during 2002, 2001 and 2000, respectively.

     The Partnership Agreement provides for the General Partner to receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the Limited Partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum, cumulative non-compounded preferred return on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not pay any liquidation fees during 2002, 2001 or 2000.

     The Partnership Agreement provides for the payment of equipment liquidation fees to the General Partner in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2002 and 2001.

     An affiliate of the Partnership, a Small Business Investment Corporation (“SBIC”), has invested in certain entities that have leases with the Partnership. As a result of the investments made through the SBIC, Mr. Beach or his associates in the SBIC, may have board representation in these companies. The Partnership and its General Partner believe that the leases are at market rates for such properties and equipment.

     In December 2001, Captec Net Lease merged with and into Commercial Net Lease. In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP4 Asset Acquisition, LLC, which is wholly-owned by Patrick L. Beach is the sole member. Patrick L. Beach is the former Chairman of the Board of Directors and President and Chief Executive Officer of Captec Net Lease and an original general partner of the Partnership. In order to complete the assignment of the General Partnership interest, a majority in interest of the Limited Partners and the Partnership’s lender were required to consent to the transfer to GP4 Asset Acquisition. A majority in interest of the Limited Partners consented to the transfer to GP4 Asset Acquisition in January 2002 and the lender consent is pending. Until such time that the transfer of the General Partnership interest to GP4 Asset Acquisition is completed, Commercial Net Lease and GP4 Asset Acquisition have entered into an agreement pursuant to which Commercial Net Lease assigned to GP4 Asset Acquisition all economic interest as General Partner, GP4 Asset Acquisition assumed all obligations to be performed relative to such economic interest and Commercial Net Lease contracted with GP4 Asset Acquisition to perform all management services previously performed by the General Partner under the terms of the Partnership Agreement.

     The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partner or any of its affiliates have not been and will not be the result of arm’s-length negotiations, although the General Partner believes that such agreements and arrangements will approximate been those which would be arrived at through arm’s-length negotiations. While the Partnership will make no loans to the General Partner or its affiliates, the Partnership may borrow money from the General Partner or its affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose. The General Partner and its affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees), who may deal with the Partnership. However, the Partnership Agreement prohibits receipt of rebates or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

Item 14. Controls and Procedures

     Mr. Beach, acting in his capacity as the principal executive officer of GP4 Asset Acquisition, is ultimately responsible for the disclosure controls and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report, and has determined that the Partnership’s disclosure controls and procedures effectively communicate the information required to be disclosed by the Partnership in the reports it files or submits under the Act in a manner that allows timely decisions regarding such disclosure.

     There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date, including, but not limited to, any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.2	Promissory Note dated March 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

99	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K for the year ended December 31, 2002.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

By:	GP4 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach Patrick L. Beach President

Date:	March 28, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick L. Beach Patrick L. Beach President

Date:	March 28, 2003

Certifications

I, Patrick L. Beach, certify that:

1.     I have reviewed this annual report on Form 10-K of Captec Franchise Capital Partners L.P. IV;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003

By:	/s/ Patrick L. Beach Patrick L. Beach President, GP4 Asset Acquisition, LLC

     The foregoing certification is as required by Section 302(a) of the Sarbanes-Oxley Act of 2002 and amended Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, which state that the wording of such certification may not be changed in any respect, even if such change would appear inconsequential in nature. GP4 Asset Acquisition, LLC is a single member limited liability company, the sole member of which is a limited liability company of which Patrick L. Beach is the sole and managing member. As a result, neither the Partnership or GP4 Asset Acquisition, LLC has a board of directors or audit committee and Patrick L. Beach is only certifying officer and is ultimately responsible for establishing and maintaining the registrant’s disclosure controls.

Captec Franchise Capital Partners, L.P. IV
Contents

F-I

Report of Independent Accountants

To the partners of Captec Franchise Capital Partners L.P. IV

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. IV at December 31, 2002 and 2001, and the results of its operations, its cash flows and its changes in partners’ capital for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 28, 2003

Captec Franchise Capital Partners L.P. IV
Balance Sheets
December 31, 2002 and 2001

	2002	2001

Assets
Cash and cash equivalents	$1,132,891	$1,257,402
Restricted cash	234,178	203,445
Investment in leases:
Operating leases, net	28,910,393	29,400,369
Financing leases, net	2,591,336	3,993,432
Impaired financing leases, net	15,000	210,542
Accounts receivable	90,785	20,697
Unbilled rent, net	1,261,886	1,044,659
Due from related parties	—	3,667
Deferred financing costs, net	375,711	455,515

Total assets	$34,612,180	$36,589,728

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$14,374,899	$14,678,290
Accounts payable and accrued expenses	157,241	166,359
Due to related parties	19,938	84,174

Total liabilities	14,552,078	14,928,823

Partners’ capital:
Limited partners’ capital accounts	20,091,845	21,645,283
General partner’s capital account	(31,743)	15,622

Total partners’ capital	20,060,102	21,660,905

Total liabilities and partners’ capital	$34,612,180	$36,589,728

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Operations
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Operating revenue:
Rental income	$3,363,815	$3,363,815	$3,002,022
Finance income	310,428	456,552	588,435

Total operating revenue	3,674,243	3,820,367	3,590,457

Operating costs and expenses:
Interest expense	1,266,420	1,217,899	923,965
Depreciation	489,976	482,954	394,312
General and administrative	166,788	129,144	101,226
Provision for losses	195,542	65,000	—

Total operating costs and expenses	2,118,726	1,894,997	1,419,503

Income from operations	1,555,517	1,925,370	2,170,954

Other income:
Interest income	1,478	14,608	488
Gain (loss) on sale of equipment	—	(258)	42,433
Other	—	—	234

Total other income	1,478	14,350	43,155

Net income	1,556,995	1,939,720	2,214,109
Net income allocable to general partner	15,570	19,397	22,141

Net income allocable to limited partners	$1,541,425	$1,920,323	$2,191,968

Net income per limited partnership unit	$52.49	$65.10	$73.65

Weighted average number of limited partnership units outstanding	29,369	29,496	29,763

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2002, 2001 and 2000

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital

Balance, January 1, 2000	29,883	$24,717,802	$(16,711)	$24,701,091
Repurchase of limited partnership units	(258)	(230,363)	—	(230,363)
Distributions — ($121.29 per limited partnership unit)	—	(3,609,998)	(9,205)	(3,619,203)
Net income	—	2,191,968	22,141	2,214,109

Balance, December 31, 2000	29,625	23,069,409	(3,775)	23,065,634
Repurchase of limited partnership units	(234)	(189,449)	—	(189,449)
Distributions — ($106.96 per limited partnership unit)	—	(3,155,000)	—	(3,155,000)
Net income	—	1,920,323	19,397	1,939,720

Balance, December 31, 2001	29,391	21,645,283	15,622	21,660,905
Distributions — ($104.11 per limited partnership unit)	—	(3,057,620)	(62,935)	(3,120,555)
Repurchase of limited partnership units	(50)	(37,243)	—	(37,243)
Net income	—	1,541,425	15,570	1,556,995

Balance, December 31, 2002	29,341	$20,091,845	$(31,743)	$20,060,102

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net Income	$1,556,995	$1,939,720	$2,214,109
Adjustments to net income:
Depreciation	489,976	482,954	394,312
Amortization of debt issuance costs	79,804	59,519	59,519
(Gain) loss on sale of equipment	—	258	(42,433)
Provision for losses	195,542	65,000	—
Increase in unbilled rent	(217,227)	(314,284)	(340,879)
Increase (decrease) in accounts receivable	(70,088)	6,054	5,896
Decrease (increase) in accounts payable and accrued expenses	(9,118)	56,176	(18,090)
Decrease (increase) in due from related parties	3,667	(2,701)	39,511
(Decrease) increase in due to related parties	(64,236)	(169,280)	200,341
(Increase) decrease in restricted cash	(30,733)	(103,216)	113,806

Net cash provided by operating activities	1,934,582	2,020,200	2,626,092

Cash flows from investing activities:
Purchase and construction cost of properties subject to operating leases	—	(14,000)	(5,063,907)
Proceeds from sale of equipment	180,983	—	611,121
Net principal collections on financing leases	1,221,113	1,267,154	1,314,622

Net cash provided by (used in) investing activities	1,402,096	1,253,154	(3,138,164)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	2,203,000	3,746,276
Debt issuance costs	—	(38,879)	—
Repayments of notes payable	(303,391)	(914,460)	(7,527)
Repurchase of limited partnership units	(37,243)	(189,449)	(230,363)
Distributions to limited partners	(3,057,620)	(3,155,000)	(3,609,998)
Distributions to general partner	(62,935)	—	(9,205)

Net cash used in financing activities	(3,461,189)	(2,094,788)	(110,817)

Net (decrease) increase in cash and cash equivalents	(124,511)	1,178,566	(622,889)
Cash and cash equivalents, beginning of year	1,257,402	78,836	701,725

Cash and cash equivalents, end of year	$1,132,891	$1,257,402	$78,836

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,191,910	$1,147,876	$838,430

     The accompanying notes are an integral part of the financial statements.

Captec Capital Partners, L.P. IV
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

The General Partners upon formation of the Partnership were Captec Franchise Capital Corporation IV (the “Corporation”), a wholly-owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate, and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, Captec Net Lease Realty, Inc., (“Captec Net Lease”) an affiliate, acquired the General Partnership interest of the Partnership. In December 2001, Captec Net Lease merged with and into Commercial Net Lease Realty, Inc (“Commercial Net Lease Realty”). In connection with the merger, Commercial Net Lease Realty agreed to sell and assign its General Partnership interest in the Partnership to GP4 Asset Acquisition, LLC, which is wholly-owned by Mr. Beach and is an affiliate of Captec. The Limited Partners have consented to the transfer of the general partner interest. In accordance with the terms of an agreement with Commercial Net Lease, immediately upon the closing of the merger and until such time as the consent of the Partnership’s secured lender is obtained, GP4 Asset Acquisition has assumed all of the General Partner’s obligations and liabilities under the terms of the Partnership Agreement.

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership Units, priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11 which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering reached final funding in December 1998 having received subscriptions for the entire 30,000 Units. Since 1999, 659 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At December 31, 2002, the Partnership had 29,341 Units issued and outstanding.

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

Rental income from operating leases

The Partnership’s operating leases have scheduled rent increases which occur at various dates throughout the lease terms. Increases to rental income on leases that provide for rental increases based on changes in the Consumer Price Index commence being recognized when the increase is known. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain of the Partnership’s leases also have percentage and overage rent clauses, which the Partnership recognizes after the tenants’ reported sales have exceeded the applicable sales breakpoint.

Land and buildings subject to operating leases

Land and buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years). The Partnership periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss is indicated using undiscounted cash flows, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair or present value of the asset on a discounted cash flow basis.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. The new standard also requires that long-lived assets to be disposed of by sale be accounted for under the requirements of FAS No. 121 which requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The implementation of this statement has not had a material effect on the Partnership’s financial statements.

Net investment in financing leases

Net investment in financing leases primarily represents equipment used in restaurant operations which are leased on a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. Income recognition is suspended on financing leases that become delinquent for 90 or more days. The Partnership periodically reviews its financing lease portfolio for impairment whenever events or changes in circumstances indicate that the carrying value of a lease may not be recoverable. If impairment is indicated, a loss reserve is calculated based on the estimated amounts recoverable. At December 31, 2002, the Partnership has provided an allowance of approximately $260,542 for uncollectible amounts associated with its financing leases.

Note payable

Notes payable have fair values equal to $15,659,148 based on debt with similar terms reflecting current interest rates.

Net income per limited partnership interest

Net income per limited partnership interest is calculated using the weighted average number of limited partnership Units outstanding during the period and the limited partners’ allocable share of the net income.

Distributions per limited partnership Unit

Distributions per limited partnership Unit is calculated using the actual distributions disbursed during the period and the weighted average number of limited partnership Units outstanding during the period. Actual individual limited partner distributions realized may vary from this calculation as a result of a variety of factors including: (i) actual distributions are computed based on quarterly operating results and outstanding limited partnership units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distributions versus quarterly distributions which creates timing differences between comparative calculations, and (iii) the calculation ignores the timing of repurchases.

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

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to the 2002 presentations.

2.	Distributions

Cash flows of the Partnership are allocated 99% to the limited partners and 1% to the General Partner, except that the General Partner’s share is subordinated to a 10% per annum cumulative, non-compounded preferred return to the limited partners. Net sale or refinancing proceeds of the Partnership are allocated 90% to the limited partners and 10% to the General Partner, except that the General Partner’s share is subordinated to a 10.5% per annum cumulative, non-compounded return on their Adjusted Investment plus return of the original contributions to the limited partners.

Distributions of cash flow from operations are paid quarterly in arrears.

3.	Related Party Transactions and Agreements

Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee). The Partnership incurred no acquisition fees during 2002 and 2001. In 2000, the Partnership incurred acquisition fees of $240,772. The acquisition fees are capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $48,142, $47,426 and $45,556 were expensed as incurred during 2002, 2001 and 2000, respectively.

The Partnership Agreement provides for the General Partner to receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum, cumulative non-compounded preferred return on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not pay any liquidation fees during 2002, 2001 or 2000.

The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2002, 2001 and 2000.

An affiliate of the Partnership, a Small Business Investment Corporation (“SBIC”), has invested in certain entities that have leases with the Partnership. As a result of the investments made through the SBIC, Mr. Beach or his associates in the SBIC, may have board representation in these companies. The Partnership and its General Partner believe that the leases are at market rates for such properties and equipment.

4.	Land and Building Subject to Operating Leases

The net investment in operating leases as of December 31, 2002 and 2001 is comprised of the following:

	2002	2001

Land	$11,197,200	$11,197,200
Building and improvements	19,549,580	19,549,580

	30,746,780	30,746,780
Less accumulated depreciation	(1,836,387)	(1,346,411)

	$28,910,393	$29,400,369

     The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 2002:

2003	$3,157,794
2004	3,216,979
2005	3,274,194
2006	3,298,327
2007	3,281,862
Thereafter	32,363,813

Total	$48,592,969

5.	Net Investment in Financing Leases

The net investment in financing leases as of December 31, 2002 and 2001 is comprised of the following:

	2002	2001

Minimum lease payments to be received	$3,567,069	$5,239,395
Estimated residual value	183,485	232,697

Gross investment in financing leases	3,750,554	5,472,092
Less unearned income	(1,147,432)	(1,398,482)
Less direct origination costs	(11,786)	(80,178)

Net investment in financing leases	$2,591,336	$3,993,432

The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 2002:

2003	$978,544
2004	474,287
2005	255,818
2006	115,250
2007	157,485
Thereafter	1,585,685

Total	$3,567,069

6.	Impaired Financing Leases

The Partnership has one impaired equipment lease at December 31, 2002, with a recorded investment of $15,000, net of a related allowance of $260,542. Installment payments on the lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive upon sale of the equipment.

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

In November 2001, the Partnership entered into an additional $1.5 million term note. The note has a 2-year term, is collaterized by certain properties subject to operating leases, and bears an interest rate of prime plus 2% per annum.

At December 31, 2002, annual maturities on the notes in aggregate are as follows:

2003	$1,746,059
2004	310,613
2005	337,300
2006	366,279
2007	397,750
Thereafter	11,216,898

Total	$14,374,899

Debt issuance costs of $622,434 in aggregate were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the term of the notes.

8.	Legal Proceedings

In the ordinary course of business the Partnership has a legal proceeding brought against them. Management does not expect the outcome of this proceeding to have a material effect on the financial position or results of operations.

9.	Subsequent Event

Based upon the results of operations for the three-month period ended December 31, 2002, the Partnership declared distributions of $775,000 to its limited partners on January 15, 2003.

In February 2003, the Partnership agreed, subject to various contingencies, to acquire a real property leased to a Taco Bell franchisee for a purchase price of $1,150,000. The Partnership anticipates funding this acquisition with cash and proceeds from a new bank loan to be closed simultaneously with the closing of the purchase.

SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

					Cost
					Capitalized
					Subsequent
	Type of	State		Initial Cost	To
Concept	Property	Location	Encumbrances	To Company	Acquisition

Boston Market	Restaurant	MN	$—	$1,012,200	$—
Hollywood Video	Retail	OH	736,836	1,455,300	—
Blockbuster Video	Retail	GA	590,078	1,170,000	—
Italian Oven	Restaurant	TX	883,177	1,680,000	—
Arby’s	Restaurant	OH	398,136	819,000	—
Hollywood Video	Retail	OH	762,912	1,454,880	—
Steak & Ale	Restaurant	MI	1,028,261	2,100,000	—
Steak & Ale	Restaurant	PA	1,196,139	2,441,250	—
Bennigan’s	Restaurant	VA	796,226	1,627,500	—
Taco Bell	Restaurant	MI	385,541	766,500	—
Taco Bell	Restaurant	MI	385,541	766,500	—
Arby’s	Restaurant	MI	381,371	840,000	—
Tony Roma’s	Restaurant	TX	951,803	1,942,500	—
Del Taco	Restaurant	CA	654,981	1,239,000	—
Kona Steakhouse	Restaurant	TX	750,000	1,801,622	—
Carinos	Restaurant	TX	750,000	1,675,622	—
Wingers	Restaurant	AZ	—	941,850	—
Wingers	Restaurant	AZ	499,998	948,150	—
Arby’s	Restaurant	IA		987,000
United Supermarket	Retail	TX	3,738,450	5,077,906	—

Total Properties				30,746,780	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount
	At Which
	Carried At		Date of
	Close	Accumulated	Acquisition/	Acquisition/
Concept	Of Period	Depreciation	Construction	Construction	Depreciation

Boston Market	$1,012,200	$92,676	1997	Acquisition	40 Years
Hollywood Video	1,455,300	109,992	1997	Acquisition	40 Years
Blockbuster Video	1,170,000	104,200	1997	Acquisition	40 Years
Italian Oven	1,680,000	71,094	1997	Acquisition	40 Years
Arby’s	819,000	44,912	1998	Construction	40 Years
Hollywood Video	1,454,880	112,436	1998	Acquisition	40 Years
Steak & Ale	2,100,000	115,408	1998	Acquisition	40 Years
Steak & Ale	2,441,250	106,135	1998	Acquisition	40 Years
Bennigan’s	1,627,500	143,877	1998	Acquisition	40 Years
Taco Bell	766,500	42,525	1998	Acquisition	40 Years
Taco Bell	766,500	49,350	1998	Acquisition	40 Years
Arby’s	840,000	56,875	1998	Acquisition	40 Years
Tony Roma’s	1,942,500	115,500	1998	Acquisition	40 Years
Del Taco	1,239,000	47,910	1998	Construction	40 Years
Kona Steakhouse	1,801,622	120,994	1998	Construction	40 Years
Carinos	1,675,622	91,353	1999	Construction	40 Years
Wingers	941,850	57,256	1999	Acquisition	40 Years
Wingers	948,150	58,552	1999	Acquisition	40 Years
Arby’s	987,000	56,464	1999	Acquisition	40 Years
United Supermarket	5,077,906	238,878	2000	Acquisition	40 Years

Total Properties	30,746,780	$1,836,387

Notes:

The changes in total properties for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001

Balance, beginning of year	$30,746,780	$30,732,780
Acquisitions	—	—
Dispositions and other	—	—
Costs Capitalized	—	14,000

Balance, end of year	$30,746,780	$30,746,780

The changes in accumulated depreciation for the years ended December 31, 2002 and 2001 are as follows:

	2001	2001

Balance, beginning of year	$1,346,411	$863,458
Depreciation expense	489,976	482,953
Dispositions and other	—	—

Balance, end of year	$1,836,387	$1,346,411

Number	Exhibit Index

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.2	Promissory Note dated March 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

99	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002