Form 10-Q
period 2003-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2003-05-15
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2003

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 333-9371

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

38-3304096
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

Index to Form 10-Q

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, March 31, 2003 and December 31, 2002	3

	Statement of Operations for the three months ended March 31, 2003 and 2002	4

	Statement of Changes in Partners’ Capital for the three months ended March 31, 2003	5

	Statement of Cash Flows for the three months ended March 31, 2003 and 2002	6

	Notes to Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11

PART II	OTHER INFORMATION
	Other Information	11-12

SIGNATURES		13

CERTIFICATION	Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	14

                                                                      CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

                                                                      PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Captec Franchise Capital Partners L.P. IV
Balance Sheets

	March 31,	December 31,
	2003	2002

Assets	(Unaudited)
Cash and cash equivalents	$965,952	$1,132,891
Restricted cash	250,542	234,178
Investment in leases:
Operating leases, net	28,788,150	28,910,393
Financing leases, net	2,314,856	2,591,336
Impaired financing leases, net	15,000	15,000
Accounts receivable	153,169	90,785
Unbilled rent, net	1,297,759	1,261,886
Due from related parties	14,031	—
Deferred financing costs, net	355,760	375,711

Total assets	$34,155,219	$34,612,180

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$14,295,185	$14,374,899
Accounts payable and accrued expenses	115,515	157,241
Due to related parties	2,936	19,938

Total liabilities	14,413,636	14,552,078

Partners’ capital:
Limited partners’ capital accounts	19,769,011	20,091,845
General partner’s capital account	(27,428)	(31,743)

Total partners’ capital	19,741,583	20,060,102

Total liabilities and partners’ capital	$34,155,219	$34,612,180

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Operations
for the three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Operating revenue:
Rental income	$840,954	$840,954
Finance income	58,283	93,937

Total operating revenue	899,237	934,891
Operating costs and expenses:
Interest expense	311,762	322,229
Depreciation	122,243	123,247
General and administrative	33,811	27,631

Total operating costs and expenses	467,816	473,107

Income from operations	431,421	461,784
Other income:
Interest and other income	27	—
Gain on sale of equipment	33	—

Total other income	60	—

Net income	431,481	461,784
Net income allocable to general partner	4,315	4,618

Net income allocable to limited partners	$427,166	$457,166

Net income per limited partnership unit	$14.56	$15.55

Weighted average number of limited partnership units outstanding	29,341	29,391

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Changes in Partners’ Capital
for the three months ended March 31, 2003
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital

Balance, December 31, 2002	29,341	$20,091,845	$(31,743)	$20,060,102

Distributions — ($25.56 per limited partnership unit)	—	(750,000)	—	(750,000)
Net income	—	427,166	4,315	431,481

Balance, March 31, 2003	29,341	$19,769,011	$(27,428)	$19,741,583

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Cash Flows
for the three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net Income	$431,481	$461,784
Adjustments to net income:
Depreciation	122,243	123,247
Amortization of debt issuance costs	19,951	19,951
Gain on sale of equipment	(33)	—
Increase in unbilled rent	(35,873)	(86,296)
Decrease in accounts receivable	(62,384)	(42,287)
Decrease in accounts payable and accrued expenses	(41,726)	(14,863)
Increase in restricted cash	(16,364)	(25,831)
Increase in due from related parties	(14,031)	(5,187)
Decrease in due to related parties	(17,002)	(66,019)

Net cash provided by operating activities	386,262	364,499

Cash flows from investing activities:
Proceeds from disposition of properties subject to operating leases	—	—
Proceeds from sale of equipment	—	—
Principal payments on financing leases	276,513	322,395

Net cash provided by investing activities	276,513	322,395

Cash flows from financing activities:
Repayments of notes payable	(79,714)	(76,831)
Distributions to limited partners	(750,000)	(775,002)
Distributions to general partner	—	—

Net cash used in financing activities	(829,714)	(851,833)

Net decrease in cash and cash equivalents	(166,939)	(164,939)
Cash and cash equivalents, beginning of period	1,132,891	1,257,402

Cash and cash equivalents, end of period	$965,952	$1,092,463

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The initial general partners of the Partnership were Captec Franchise Capital Corporation IV (the “Corporation”), a wholly-owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate, and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, Captec Net Lease Realty, Inc. (“Captec Net Lease”), an affiliate, acquired the General Partnership interest of the Partnership. In December 2001, Captec Net Lease merged with and into Commercial Net Lease Realty, Inc. (“Commercial Net Lease”). In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP4 Asset Acquisition, LLC (“GP4 Asset Acquisition”), which is wholly-owned by Mr. Beach and is an affiliate of Captec. The limited partners have consented to the transfer of the General Partnership interest. In accordance with the terms of an agreement with Commercial Net Lease, immediately upon the closing of the merger and until such time as the consent of the Partnership’s secured lender is obtained, GP4 Asset Acquisition has assumed all of the General Partner’s obligations and liabilities under the terms of the Partnership Agreement.

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11 which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering reached final funding in December 1998 having received subscriptions for the entire 30,000 Units. Since 1999, 659 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At March 31, 2003, the Partnership had 29,341 Units issued and outstanding.

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

Distributions per limited partnership Unit is calculated using the actual distributions disbursed during the period to the weighted average number of limited partnership Units during the period. Actual individual limited partner distributions realized may vary from this calculation as a result of a variety of factors including: (1) actual distributions are computed based on quarterly operating results and outstanding limited partnership units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distributions versus quarterly distributions which creates timing differences between comparative calculations, and (iii) the calculation ignores the timing of repurchases.

The balance sheet of the Partnership as of March 31, 2003, the statements of operations and cash flows for the periods ending March 31, 2003 and March 31, 2002 and the statements of changes in partners’ capital for the period ending March 31, 2003 have not been audited. In the opinion of Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission on March 31, 2003.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of March 31, 2003 and December 31, 2002 is comprised of the following:

	March 2003	December 2002

Land	$11,197,200	$11,197,200
Building and improvements	19,549,580	19,549,580

	30,746,780	30,746,780
Less accumulated depreciation	(1,958,630)	(1,836,387)

Total	$28,788,150	$28,910,393

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of March 31, 2003 and December 31, 2002 is comprised of the following:

	March 2003	December 2002

Minimum lease payments to be received	$3,232,273	$3,567,069
Estimated residual value	183,485	183,485

Gross investment in financing leases	3,415,758	3,750,554
Less unearned income	(1,089,116)	(1,147,432)
Less direct origination costs	(11,786)	(11,786)

Net investment in financing leases	$2,314,856	$2,591,336

4.	NOTES PAYABLE:

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

In October 2000, the Partnership assumed a $3.7 million term note in connection with the acquisition of a property. The note has a ten-year term and bears interest at a rate of 8.35% per annum.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, words such as “intends,” “anticipates,” “expects,” “will,” “could,” “estimate,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those described herein. Such risks and uncertainties, some of which are beyond the Partnership’s control, include, but are not limited to, the following: (i) the possibility that tenants and lessees may default in making rent payments, (ii) the risk of fire or other casualty interrupting cash flow from a property, (iii) the inability to enter into leases at the assumed rental rates, (iv) unexpected expenses, and (v) the inability to sell properties at anticipated prices and/or times.

As a result of these and other factors, the Partnership may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition and operating results. Any statements contained in this report or any document incorporated herein by reference that are not statements of historical fact may be deemed to be forward-looking statements. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Partnership’s control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Partnership’s control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Partnership disclaims, except as may be required by law, any obligations to update or release revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003. During the three months ended March 31, 2003 total operating revenue decreased 3.8% to approximately $899,000 as compared to approximately $935,000 for the three months ended March 31, 2002. Rental revenue from operating leases for the three months ended March 31, 2003 remained unchanged at approximately $841,000. Earned income from financing leases for the three months ended March 31, 2003 decreased 38.0% to approximately $58,000 as compared to approximately $94,000 for the three months ended March 31, 2002 due to the amortization of principal balances and the termination of an equipment lease in January 2003.

Operating expenses totaled approximately $468,000 for the three months ended March 31, 2003, nearly unchanged as compared to approximately $473,000 for the three months ended March 31, 2002. Total operating expenses for the three months ended March 31, 2003 are comprised of approximately $122,000 of depreciation expense, approximately $34,000 of general and administrative expense, and approximately $312,000 of interest expense.

As a result of the foregoing, the Partnership’s net income decreased 6.6% to $431,000 for the three months ended March 31, 2003, as compared to $462,000 for the three months ended March 31, 2002.

The Partnership announced first quarter distributions of $750,000, of which $652,110 was distributed to its limited partners on April 15, 2003 and the remaining $97,890 will be distributed to limited partners who elected to receive distributions on a monthly basis.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I — FINANCIAL INFORMATION

LIQUIDITY AND CAPITAL COMMITMENTS

In December 1996, the Partnership commenced its Offering of up to 30,000 Units. The offering reached final funding in December 1998 with subscriptions for the entire 30,000 Units. Net proceeds after offering expenses were approximately $26.1 million.

In December 1998, the Partnership entered into a $6.4 million term note. The Partnership entered into an additional $3.3 million term note in March 1999. Proceeds from the notes were used to acquire additional properties. The notes have a ten-year term, are collateralized by certain properties subject to operating leases, and bear interest at a rate of 8.13% and 8.5% per annum, respectively.

The Partnership purchased one net leased real estate property in October 2000 and assumed a $3.75 million term note in connection with the acquisition. The note has a ten-year term and bears interest at a rate of 8.35% per annum.

In November 2001, the Partnership entered into an additional $1.5 million term note. The note has a two-year term, is collateralized by certain properties subject to operating leases and bears interest at a rate of prime plus 2% per annum. Proceeds from this note were used to repay approximately $700,000 of short-term borrowings and to provide working capital intended to be used to fund Unit repurchases and potential property acquisitions.

Debt issuance costs of approximately $622,000 incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

As of March 31, 2003, the Partnership had a portfolio of 21 properties located in 11 states, with a cost basis of $31.9 million, 17 performing equipment leases with an original investment of $5.9 million and one repossessed equipment package related to a defaulted equipment contract. The remaining net investment in the Partnership’s leased equipment is $1.1 million, net of $4.8 million of aggregate principal collections on financing leases during the life of those investments. Inclusive of the above amount, the Partnership has received approximately $6.3 million of aggregate principal collections on its financing leases during the life of those investments. As of March 31, 2003, the Partnership has two properties for which rental payments have been delinquent for approximately 150 days. The tenant experienced financial difficulties that resulted in the stores’ recent closure. The Partnership is actively seeking to re-tenant the property as well as pursuing rights and remedies under the leases to collect all the amounts owed. The General Partner does not have sufficient evidence at this time, to believe an impairment exists. As of March 31, 2003, the Partnership had agreed, subject to various contingencies, to acquire a real property leased to a Taco Bell franchisee for a purchase price of $1,150,000. Subsequent to March 31, 2003, the Partnership completed the purchase of this property utilizing cash and proceeds from a bank loan.

The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 659 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At March 31, 2003, the Partnership had 29,341 Units issued and outstanding. The Partnership expects to fund any future Unit repurchases out of working capital reserves and Net Sale or Refinancing Proceeds, but may also fund such repurchases out of Cash Flow. The Partnership is not obligated to accept Unit repurchase requests if the Partnership does not have the liquidity to fund such requests and/or if the Partnership does not have sufficient Cash Flow to distribute the 10% Current Preferred Return.

The Partnership expects that only limited amounts of liquid assets will be required for existing properties since its property and equipment leases require tenants and lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance, thereby minimizing the Partnership’s operating expenses and capital requirements. The General Partner expects that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to Limited Partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit risk relates to investment in leases and accounts receivable balances and results from the possibility that a lessee defaults on its contractual obligation to the Partnership. Both the ability of the lessees to pay rent on a timely basis and the amount of the rent (which is the Partnership’s principal source of income) are affected by general economic conditions. A default by a lessee or other premature termination of a lease agreement will interrupt rental payments and Partnership cash flows would be temporarily impacted. In such an instance, the General Partner expects that it would find a substitute lessee, however there can be no assurances that the property or equipment could be leased on comparable or acceptable terms. The Partnership monitors this risk by performing ongoing credit evaluations of lessees and maintains allowances for potential credit losses.

ITEM 4. CONTROLS AND PROCEDURES

Mr. Beach, acting in his capacity as the principal executive officer of GP4 Asset Acquisition, is ultimately responsible for the disclosure controls and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this report, and has determined that the Partnership’s disclosure controls and procedures effectively communicate the information required to be disclosed by the Partnership in the report it files or submits under the Act in a manner that allows timely decisions regarding such disclosure.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date, including, but not limited to, any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS. On November 19, 2002, the Partnership was named as one of the defendants in a personal injury and liability suit relating to an alleged unsafe walkway at a property. The General Partner and Partnership have denied any wrongdoing and intend to vigorously contest the matter. The Partnership has insurance, which would cover any amounts less retention that may ultimately be paid.

ITEM 2.         CHANGES IN SECURITIES.   None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.

ITEM 5.         OTHER INFORMATION.   None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

99	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. IV
GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach Patrick L. Beach
President

Date:	May 15, 2003

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002