Form 10-Q
period 2003-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2003-08-14
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2003

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

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

Index to Form 10-Q

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, June 30, 2003 and December 31, 2002	3

	Statements of Operations for the three and six months
	ended June 30, 2003 and 2002	4

	Statement of Changes in Partners’ Capital for the six months
	ended June 30, 2003	5

	Statement of Cash Flows for the six months
	ended June 30, 2003 and 2002	6

	Notes to Financial Statements	7 - 9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9 - 11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION
	Other Information	12 - 13
SIGNATURES		14

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Captec Franchise Capital Partners L.P. IV
Balance Sheets

	June 30,	December 31,
Assets	2003	2002

	(Unaudited)
Cash and cash equivalents	$727,970	$1,132,891
Restricted cash	233,505	234,178
Investment in leases:
Operating leases, net	29,815,131	28,910,393
Financing leases, net	2,049,936	2,591,336
Impaired financing leases, net	15,000	15,000
Accounts receivable	230,716	90,785
Unbilled rent, net	1,337,392	1,261,886
Deferred financing costs, net	347,471	375,711

Total assets	$34,757,121	$34,612,180

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$15,133,541	$14,374,899
Accounts payable and accrued expenses	218,840	157,241
Due to related parties	29,431	19,938

Total liabilities	15,381,812	14,552,078

Partners’ capital:
Limited partners’ capital accounts	19,398,104	20,091,845
General partner’s capital account	(22,795)	(31,743)

Total partners’ capital	19,375,309	20,060,102

Total liabilities and partners’ capital	$34,757,121	$34,612,180

Captec Franchise Capital Partners L.P. IV
Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating revenue:
Rental income	$874,554	$840,954	$1,715,508	$1,681,908
Finance income	52,180	78,448	110,463	172,385

Total operating revenue	926,734	919,402	1,825,971	1,854,293

Operating costs and expenses:
Interest expense	323,371	316,428	635,133	638,657
Depreciation	128,019	122,243	250,262	245,490
General and administrative	32,421	58,560	66,232	86,191

Total operating costs and expenses	483,811	497,231	951,627	970,338

Income from operations	442,923	422,171	874,344	883,955

Other income
Interest and other income	275	990	302	990
Gain on sale of equipment	20,083	—	20,116	—

Total other income	20,358	990	20,418	990

Net income	463,281	423,161	894,762	884,945
Net income allocable to general partner	4,633	4,232	8,948	8,849

Net income allocable to limited partners	$458,648	$418,929	$885,814	$876,096

Net income per limited partnership unit	$15.69	$14.26	$30.25	$29.82

Weighted average number of limited partnership
units outstanding	29,232	29,371	29,286	29,381

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Changes in Partners’ Capital
for the six months ended June 30, 2003
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Account	Capital

Balance, December 31, 2002	29,341	$20,091,845	$(31,743)	$20,060,102
Distributions — ($51.22 per limited partnership unit)	—	(1,500,000)	—	(1,500,000)
Repurchase of limited partnership units	(109)	(79,555)	—	(79,555)
Net income	—	885,814	8,948	894,762

Balance, June 30, 2003	29,232	$19,398,104	$(22,795)	$19,375,309

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Cash Flows
for the six months ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net Income	$894,762	$884,945
Adjustments to net income:
Depreciation	250,262	245,490
Amortization of debt issuance costs	40,516	39,903
Gain on sale of equipment	(20,116)	—
Increase in unbilled rent	(75,506)	(116,186)
Increase in accounts receivable	(139,931)	(6,195)
Increase (decrease) in accounts payable and accrued expenses	61,598	(30,585)
Decrease (increase) in restricted cash	673	(60,272)
Decrease in due from related parties	—	3,630
Increase (decrease) in due to related parties	9,493	(68,071)

Net cash provided by operating activities	1,021,751	892,659

Cash flows from investing activities:
Purchase of property subject to operating lease	(1,155,000)	—
Proceeds from sale of equipment	88,368	21,211
Principal payments on financing leases	473,149	628,943

Net cash (used in) provided by investing activities	(593,483)	650,154

Cash flows from financing activities:
Proceeds from issuance of notes payable	920,000	—
Debt issuance costs	(12,276)	—
Repayments of notes payable	(161,358)	(169,022)
Repurchase of limited partnership units	(79,555)	(15,829)
Distributions to limited partners	(1,500,000)	(1,550,004)
Distributions to general partner	—	—

Net cash used in financing activities	(833,189)	(1,734,855)

Net decrease in cash and cash equivalents	(404,921)	(192,042)
Cash and cash equivalents, beginning of period	1,132,891	1,257,402

Cash and cash equivalents, end of period	$727,970	$1,065,360

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

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11 which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering reached final funding in December 1998 having received subscriptions for the entire 30,000 Units. Since 1999, 768 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At June 30, 2003, the Partnership had 29,232 Units issued and outstanding.

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

Distributions per limited partnership Unit is calculated using the actual distributions disbursed during the period to the weighted average number of limited partnership Units during the period. Actual individual limited partner distributions realized may vary from this calculation as a result of a variety of factors including: (i) actual distributions are computed based on quarterly operating results and outstanding limited partnership Units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distribution versus quarterly distributions which creates timing differences between comparative calculations, and (iii) the calculation ignores the timing of repurchases.

The balance sheet of the Partnership as of June 30, 2003, the statements of operations and cash flows for the periods ending June 30, 2003 and June 30, 2002 and the statements of changes in partners’ capital for the period ending June 30, 2003 have not been audited. In the opinion of Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission on March 31, 2003.

2.   LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of June 30, 2003 and December 31, 2002 is composed of the following:

	June 2003	December 2002

Land	$11,428,200	$11,197,200
Building and improvements	20,473,580	19,549,580

	31,901,780	30,746,780
Less accumulated depreciation	(2,086,649)	(1,836,387)

Total	$29,815,131	$28,910,393

3.   NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of June 30, 2003 and December 31, 2002 is composed of the following:

	June 2003	December 2002

Minimum lease payments to be received	$2,983,457	$3,567,069
Estimated residual value	115,201	183,485

Gross investment in financing leases	3,098,658	3,750,554
Less unearned income	(1,042,830)	(1,147,432)
Less direct origination costs	(5,892)	(11,786)

Net investment in financing leases	$2,049,936	$2,591,336

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

In October 2000, the Partnership assumed a $3.75 million term note in connection with the acquisition of a property. The note has a ten-year term and bears interest at a rate of 8.35% per annum.

In November 2001, the Partnership entered into an additional $1.5 million term note. The note has a two-year term, is collateralized by certain properties subject to operating leases, and bears interest at a rate of prime plus 2% per annum. The General Partner intends to refinance the loan upon maturity.

In April 2003, the Partnership entered into two term notes for $862,500 and $57,500 in connection with the acquisition of a property from an affiliate. The notes each have a five-year term and bear interest at a rate of 6.25% and 4.75 per annum, respectively.

Aggregate debt issuance costs of $634,710 were incurred in connection with the issuance of the notes, and are being amortized to interest expense over the term of the notes using the straight-line method.

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

As a result of these and other factors, the Partnership may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition and operating results. Any statements contained in this report or any documents incorporated herein by reference that are not statements of historical fact may be deemed to be forward-looking statements. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Partnership’s control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Partnership’s control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Partnership disclaims, except as may be required by law, any obligations to update or release revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003. During the three months ended June 30, 2003, total operating revenue increased 0.8% to approximately $927,000, as compared to approximately $919,000 for the three months ended June 30, 2002. In comparison to the same quarter in 2002, income for the three months ended June 30, 2003 included an increase in rental income of approximately $34,000 due to the acquisition of a Taco Bell property in April 2003, partially offset by a decrease in earned income from financing leases of approximately $26,000 due to the amortization of principal balances, and the termination of two equipment leases, and the disposition of an equipment lease in April 2003.

Operating expenses decreased 2.7% to approximately $484,000 for the three months ended June 30, 2003, as compared to approximately $497,000 for the three months ended June 30, 2002. The decrease in operating expenses is primarily due to a decrease in general and administrative expenses as a result of reduced professional fees, partially offset by an increase in depreciation expense due to the acquisition of the Taco Bell property in April 2003 and an increase in interest expense due to the issuance of additional debt in connection with the purchase of that property.

Other income for the three months ended June 30, 2003 was approximately 20,000 due to the disposition of an equipment lease in April 2003 for net cash proceeds of approximately $88,000, resulting in a gain of approximately $20,000.

As a result of the foregoing, the Partnership’s net income increased 9.5% to $463,000 for the three months ended June 30, 2003, as compared to $423,000 for the three months ended June 30, 2002.

The Partnership announced second quarter distributions of $660,000, of which $574,654 was distributed to its limited partners on July 15, 2003 and the remaining $85,346 of which will be distributed to limited partners who have elected to receive distributions on a monthly basis.

Six Months Ended June 30, 2003. During the six months ended June 30, 2003, total operating revenue decreased 1.5% to approximately $1,826,000, as compared to approximately $1,854,000 for the six months ended June 30, 2002. Rental revenue from operating leases for the six months ended June 30, 2003 increased 2.0% to approximately $1,716,000 as compared to approximately $1,682,000 for the six months ended June 30, 2002, due to the purchase of the Taco Bell property in April 2003. Earned income from financing leases for the six months ended June 30, 2003 decreased 35.9% to approximately $110,000, as compared to approximately $172,000 for the six months ended June 30, 2002 due to the amortization of principal balances, and the termination of two equipment leases, and the disposition of an equipment lease in April 2003.

Operating expenses decreased 1.9% to approximately $952,000 for the six months ended June 30, 2003 as compared to approximately $970,000 for six months ended June 30, 2002. The decrease in operating expenses is primarily due to a decrease in general and administrative expenses as a result of reduced professional fees.

Other income for the six months ended June 30, 2003 was approximately $20,000 due to the disposition of an equipment lease in April 2003 for net cash proceeds of approximately $88,000, resulting in a gain of approximately $20,000.

As a result of the foregoing, the Partnership’s net income increased 1.1% to approximately $895,000 for the six months ended June 30, 2003 as compared to approximately $885,000 for the six months ended June 30, 2002.

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

In November 2001, the Partnership entered into an additional $1.5 million term note. The note has a two-year term, is collateralized by certain properties subject to operating leases and bears interest at a rate of prime plus 2% per annum. Proceeds from this note were used to repay approximately $700,000 of short-term borrowings and to provide working capital intended to be used to fund Unit repurchases and potential property acquisitions. The General Partner intends to refinance the loan upon maturity.

In April 2003, the Partnership entered into two term notes for $862,500 and $57,500. The notes each have a five-year term and bear interest at a rate of 6.25% and 4.75% per annum, respectively. Proceeds from these notes were used to purchase a property for approximately $1.2 million from an affiliate.

Debt issuance costs of approximately $635,000 incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

In April 2003 the Partnership acquired a property located in Harrison, Ohio subject to an existing lease with a Taco Bell franchisee. The property was purchased from an affiliate for a price of $1,150,000, which the Partnership funded with $230,000 of cash and $920,000 of proceeds from two term notes issued in connection with the purchase. The lease is an absolute net lease that expires in September 2019. Under the terms of the lease, annual rent is presently $115,000 and will increase 10.4% in September 2004 and every five years thereafter.

As of June 30, 2003, the Partnership had a portfolio of 22 properties located in 11 states, with a cost basis of $33.0 million, 14 performing equipment leases, with an original investment of $4.7 million, and one repossessed equipment package related to a defaulted equipment contract. The remaining net investment in the Partnership’s leased equipment is $799,000, net of $3.8 million of aggregate principal collections on financing leases during the life of those investments. Inclusive of the above amount, the Partnership has received approximately $6.5 million of aggregate principal collections on its financing leases during the life of those investments. As of June 30, 2003, the Partnership occupying those properties has two properties for which rental payments have been delinquent for approximately 240 days. The tenant experienced financial difficulties that resulted in the stores’ recent closure. The Partnership is actively seeking to re-tenant the property as well as pursuing rights and remedies under the leases to collect all the amounts owed. The General Partner does not have sufficient evidence at this time to believe impairment exists.

The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. Since 1999, 768 Units have been repurchased by the Partnership. At June 30, 2003, the Partnership had 29,232 Units issued and outstanding. The Partnership expects to fund any future Unit repurchases out of working capital reserves and Net Sale or Refinancing Proceeds, but may also fund such repurchases out of Cash Flow. The Partnership is not obligated to accept Unit repurchase requests if the Partnership does not have the liquidity to fund such requests and/or if the Partnership does not have sufficient Cash Flow to distribute the 10% Current Preferred Return.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit risk relates to investment in leases and accounts receivable balances and results from the possibility that a lessee will default on its contractual obligation to the Partnership. Both the ability of the lessees to pay rent on a timely basis and the amount of the rent (which is the Partnership’s principal source of income) are affected by general economic conditions. A default by a lessee or other premature termination of a lease agreement will interrupt rental payments and Partnership cash flows would be temporarily impacted. In such an instance, the General Partner expects that it would find a substitute lessee. However, there can be no assurances that the property or equipment could be leased on comparable or acceptable terms. The Partnership monitors this risk by performing ongoing credit evaluations of lessees and maintains allowances for potential credit losses.

ITEM 4.   CONTROLS AND PROCEDURES

Mr. Beach, acting in his capacity as the principal executive officer of GP4 Asset Acquisition, is ultimately responsible for the disclosure controls and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report, and has determined that the Partnership’s disclosure controls and procedures effectively communicate the information required to be disclosed by the Partnership in the report it files or submits under the Act in a manner that allows timely decisions regarding such disclosure.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date, including, but not limited to, any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. On November 19, 2002, the Partnership was named as one of the defendants in a personal injury and liability suit relating to an allegedly unsafe walkway at a property. The General Partner and Partnership have denied any wrongdoing and intend to vigorously contest the matter. The Partnership has insurance, which would cover any amounts, less retention, that may ultimately be paid.

ITEM 2.	CHANGES IN SECURITIES. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.	OTHER INFORMATION. None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein or incorporated by reference:

Number	Exhibit
4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

During the six months ended June 30, 2003, the Partnership filed a Current Report on Form 8-K dated April 30, 2003 reporting the Partnership 2002 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. IV
GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach
Patrick L. Beach
President

Date:	August 14, 2003

EXHIBIT INDEX

Number	Exhibit
4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002