Form 10-Q
period 2003-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2003-11-14
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2003

OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

Index to Form 10-Q

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, September 30, 2003 and December 31, 2002	3

	Statements of Operations for the three and nine months
	ended September 30, 2003 and 2002	4

	Statement of Changes in Partners’ Capital for the nine months
	ended September 30, 2003	5

	Statement of Cash Flows for the nine months
	ended September 30, 2003 and 2002	6

	Notes to Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9-12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12-13

PART II	OTHER INFORMATION
	Other Information	13

SIGNATURES		14

CERTIFICATION	Pursuant to Section 302(a) and 906 of the Sarbanes-Oxley Act of 2002	15-17

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Captec Franchise Capital Partners L.P. IV
Balance Sheets

	September 30,	December 31,
	2003	2002
	(Unaudited)
Assets
Cash and cash equivalents	$540,705	$1,132,891
Restricted cash	259,361	234,178
Investment in leases:
Operating leases, net	29,687,113	28,910,393
Financing leases, net	1,785,080	2,591,336
Impaired financing leases, net	15,000	15,000
Accounts receivable	303,784	90,785
Unbilled rent, net	1,423,695	1,261,886
Deferred financing costs, net	327,520	375,711

Total assets	$34,342,258	$34,612,180

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$15,035,386	$14,374,899
Accounts payable and accrued expenses	120,746	157,241
Due to related parties	19,307	19,938

Total liabilities	15,175,439	14,552,078

Partners’ capital:
Limited partners’ capital accounts	19,185,099	20,091,845
General partner’s capital account	(18,280)	(31,743)

Total partners’ capital	19,166,819	20,060,102

Total liabilities and partners’ capital	$34,342,258	$34,612,180

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenue:
Rental income	$873,485	$840,954	$2,588,993	$2,522,862
Finance income	47,143	72,891	157,606	245,276

Total operating revenue	920,628	913,845	2,746,599	2,768,138
Operating costs and expenses:
Interest expense	319,898	314,943	955,031	953,600
Depreciation	128,018	122,243	378,280	367,733
General and administrative	45,411	47,240	111,643	133,431

Total operating costs and expenses	493,327	484,426	1,444,954	1,454,764

Income from operations	427,301	429,419	1,301,645	1,313,374
Other income:
Interest and other income	110	453	412	1,443
Gain on sale of equipment	24,099	—	44,215	—

Total other income	24,209	453	44,627	1,443

Net income	451,510	429,872	1,346,272	1,314,817
Net income allocable to general partner	4,515	4,299	13,463	13,148

Net income allocable to limited partners	$446,995	$425,573	$1,332,809	$1,301,669

Net income per limited partnership unit	$15.29	$14.49	$45.54	$44.31

Weighted average number of limited partnership units outstanding	29,232	29,371	29,268	29,378

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Changes in Partners’ Capital
for the nine months ended September 30, 2003
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital

Balance, December 31, 2002	29,341	$20,091,845	$(31,743)	$20,060,102
Distributions — ($73.80 per limited partnership unit)	—	(2,160,000)	—	(2,160,000)
Repurchase of limited partnership units	(109)	(79,555)		(79,555)
Net income	—	1,332,809	13,463	1,346,272

Balance, September 30, 2003	29,232	$19,185,099	$(18,280)	$19,166,819

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Cash Flows
for the nine months ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net Income	$1,346,272	$1,314,817
Adjustments to net income:
Depreciation	378,280	367,733
Amortization of debt issuance costs	60,467	59,853
Gain on sale of equipment	(44,215)	—
Increase in unbilled rent	(161,809)	(165,758)
Increase in accounts receivable	(212,999)	(23,524)
Decrease in accounts payable and accrued expenses	(36,496)	(20,087)
Increase in restricted cash	(25,183)	(9,470)
Decrease in due from related parties	—	(78,350)
Decrease in due to related parties	(631)	(60,574)

Net cash provided by operating activities	1,303,686	1,384,640

Cash flows from investing activities:
Purchase of property subject to operating lease	(1,155,000)	—
Proceeds from sale of equipment	220,947	180,983
Principal payments on financing leases	629,525	921,117

Net cash (used in) provided by investing activities	(304,528)	1,102,100

Cash flows from financing activities:
Proceeds from issuance of notes payable	920,000	—
Debt issuance costs	(12,276)	—
Repayments of notes payable	(259,513)	(226,820)
Repurchase of limited partnership units	(79,555)	(15,829)
Distributions to limited partners	(2,160,000)	(2,306,836)

Net cash used in financing activities	(1,591,344)	(2,549,485)

Net decrease in cash and cash equivalents	(592,186)	(62,745)
Cash and cash equivalents, beginning of period	1,132,891	1,257,402

Cash and cash equivalents, end of period	$540,705	$1,194,657

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The initial general partners of the Partnership were Captec Franchise Capital Corporation IV (the “Corporation”), a wholly-owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate, and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, Captec Net Lease Realty, Inc. (“Captec Net Lease”), an affiliate, acquired the General Partnership interest of the Partnership. In December 2001, Captec Net Lease merged with and into Commercial Net Lease Realty, Inc. (“Commercial Net Lease”). In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP4 Asset Acquisition, LLC (“GP4 Asset Acquisition”), which is wholly-owned by Mr. Beach and is an affiliate of Captec. Effective January 15, 2002, the limited partners consented to the transfer of the General Partnership interest. On September 11, 2003, the Partnership’s secured lender consented to the transfer of the general partnership interest to GP4 Asset Acquisition. Upon receipt of the secured lender’s consent, the general partnership interest was immediately transferred to GP4 Asset Acquisition. Therefore, as of September 11, 2003, GP4 Asset Acquisition became the general partner of the Partnership.

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 768 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At September 30, 2003, the Partnership had 29,232 Units issued and outstanding.

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

Distributions per limited partnership Unit are calculated using the actual distributions disbursed during the period to the weighted average number of limited partnership Units during the period. Actual individual limited partner distributions realized may vary from this calculation as a result of a variety of factors including: (i) actual distributions are computed based on quarterly operating results and outstanding limited partnership Units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distribution versus quarterly distributions which creates timing differences between comparative calculations, and (iii) the calculation ignores the timing of repurchases.

The balance sheet of the Partnership as of September 30, 2003, the statements of operations and cash flows for the periods ending September 30, 2003 and September 30, 2002 and the statements of changes in partners’ capital for the period ending September 30, 2003 have not been audited. In the opinion of Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission on March 31, 2003.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of September 30, 2003 and December 31, 2002 is composed of the following:

	September 2003	December 2002

Land	$11,428,200	$11,197,200
Building and improvements	20,473,580	19,549,580

	31,901,780	30,746,780
Less accumulated depreciation	(2,214,667)	(1,836,387)

Total	$29,687,113	$28,910,393

In April 2003, the Partnership acquired a property from an affiliate. The property is leased to a Taco Bell operator. The allocation of purchase price has not yet been determined.

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of September 30, 2003 and December 31, 2002 is composed of the following:

	September 2003	December 2002

Minimum lease payments to be received	$2,753,360	$3,567,069
Estimated residual value	32,160	183,485

Gross investment in financing leases	2,785,520	3,750,554
Less unearned income	(998,230)	(1,147,432)
Less direct origination costs	(2,210)	(11,786)

Net investment in financing leases	$1,785,080	$2,591,336

4.	NOTES PAYABLE:

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

In November 2001, the Partnership entered into an additional $1.5 million term note. The note has a two-year term, is collateralized by certain properties subject to operating leases, and bears interest at a rate of prime plus 2% per annum. The lender has approved a renewal of the note subject to definitive documentation.

In April 2003, the Partnership entered into two term notes for $862,500 and $57,500 in connection with the acquisition of a property from an affiliate. The notes each have a five-year term and bear interest at a rate of 6.25% and 4.75% per annum, respectively.

Aggregate debt issuance costs of $634,710 were incurred in connection with the issuance of the notes, and are being amortized to interest expense over the term of the notes using the straight-line method of accounting which is not materially different than the interest rate method.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003. During the three months ended September 30, 2003 total operating revenue was $921,000, relatively unchanged compared to approximately $914,000 for the three months ended September 30, 2002. In comparison to the same quarter in 2002, income for the three months ended September 30, 2003 included an increase in rental income of approximately $32,000 due to the acquisition of a Taco Bell property in April 2003 offset by a decrease in earned income from financing leases of approximately $26,000 due to the amortization of principal balances and the disposition of two equipment leases in August 2003 and the expiration of two equipment leases in September 2003.

Operating expenses increased 1.8% to approximately $493,000 for the three months ended September 30, 2003, compared to approximately $484,000 for the three months ended September 30, 2002. The increase in operating expenses for the three months ended September 30, 2003 compared to the prior period is primarily due to an increase in the depreciation expense on the acquisition of the Taco Bell property in April 2003 and an increase in interest expense due to the issuance of additional debt in connection with the purchase of that property.

Other income for three months ended September 30, 2003 was approximately $24,000 due to the disposition of two equipment leases in August 2003 for net cash proceeds of approximately $108,000, resulting in a gain of approximately $24,000.

As a result of the foregoing, the Partnership’s net income increased 5.0% to $452,000 for the three months ended September 30, 2003, compared to $430,000 for the three months ended September 30, 2002.

The Partnership announced third quarter distributions of $560,000, of which $487,437 was distributed to its limited partners on October 15, 2003 and the remaining $72,563 will be distributed to limited partners who elected to receive distributions on a monthly basis.

Nine Months Ended September 30, 2003. During the nine months ended September 30, 2003, total operating revenue was approximately $2,747,000 nearly unchanged compared to approximately $2,768,000 for the nine months ended September 30, 2002. Rental revenue from operating leases for the nine months ended September 30, 2003 increased 2.6% to approximately $2,589,000 compared to approximately $2,523,000 for the nine months ended September 30, 2002 due to the purchase of the Taco Bell property in April 2003. Earned income from financing leases for the nine months ended September 30, 2003 decreased 35.7% to approximately $158,000 compared to approximately $245,000 for the nine months ended September 30, 2002 due to the amortization of principal balances and the expiration and disposition of equipment leases in 2003.

Operating expenses were nearly unchanged at approximately $1,445,000 for the nine months ended September 30, 2003 compared to approximately $1,455,000 for the nine months ended September 30, 2002. The decrease in operating expenses for the nine months ended September 30, 2003 compared to the prior period in 2002 is primarily due to the decrease in general and administrative expenses as a result of reduced professional fees partially offset by the increase in the depreciation expense due to the acquisition of the Taco Bell property in April 2003 and an increase in interest expense due to the issuance of additional debt in connection with the purchase of that property.

Other income for the nine months ended September 30, 2003 was approximately $45,000 due to the disposition of an equipment lease in April 2003 and two equipment leases in August 2003 for net cash proceeds of approximately $196,000, resulting in a gain of approximately $44,000.

As a result of the foregoing, the Partnership’s net income increased 2.4% to $1,346,000 for the nine months ended September 30, 2003, compared to $1,315,000 for the three months ended September 30, 2002.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I — FINANCIAL INFORMATION

LIQUIDITY AND CAPITAL COMMITMENTS

In December 1996, the Partnership commenced its Offering of up to 30,000 Units. The Offering was fully subscribed in December 1998. Net proceeds after Offering expenses were approximately $26.1 million.

In December 1998, the Partnership entered into a $6.4 million term note. The Partnership entered into an additional $3.3 million term note in March 1999. Proceeds from the notes were used to acquire additional properties. The notes have a ten-year term, are collateralized by certain properties subject to operating leases, and bear interest at a rate of 8.13% and 8.50% per annum, respectively.

The Partnership purchased one net leased real estate property in October 2000 and assumed a $3.75 million term note in connection with the acquisition. The note has a ten-year term and bears interest at a rate of 8.35% per annum.

In November 2001, the Partnership entered into an additional $1.5 million term note. The note has a two-year term, is collateralized by certain properties subject to operating leases and bears interest at a rate of prime plus 2% per annum. Proceeds from this note were used to repay approximately $700,000 of short-term borrowings and to provide working capital intended to be used to fund Unit repurchases and potential property acquisitions. The lender has approved a renewal of the note subject to definitive documentation.

In April 2003, the Partnership entered into two term notes in the aggregate principal amount of $862,500 and $57,500 respectively. The notes each have a five-year term and bear interest at a rate of 6.25% and 4.75% per annum, respectively. Proceeds from these notes were used to purchase a property for approximately $1.2 million from an affiliate.

Debt issuance costs of approximately $635,000 incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

In April 2003, the Partnership acquired a property located in Harrison, Ohio subject to an existing lease with a Taco Bell Franchisee. The property was purchased from an affiliate for a price of $1,155,000, which the Partnership funded with $230,000 of cash and $920,000 of proceeds from two term notes issued in connection with the purchase. The lease is an absolute net lease that expires in September 2019. Under the terms of the lease, annual rent is presently $115,000 and will increase 10.4% in September 2004 and every five years thereafter.

As of September 30, 2003, the Partnership had a portfolio of 22 properties located in 11 states, with a cost basis of $33.0 million, 10 performing equipment leases with an original investment of $2.4 million and one repossessed equipment package related to a defaulted equipment contract. The remaining net investment in the Partnership’s leased equipment is $533,000, net of $1.8 million of aggregate principal collections on financing leases during the life of those investments. Inclusive of the above amount, the Partnership has received approximately $6.7 million of aggregate principal collections on its financing leases during the life of those investments. As of September 30, 2003, the Partnership has two properties for which rental payments have been delinquent for approximately 330 days. The tenant experienced financial difficulties that resulted in the stores’ recent closure. The Partnership is actively seeking to re-tenant the property as well as pursuing rights and remedies under the leases to collect all the amounts owed. The General Partner does not have sufficient evidence at this time to believe impairment exists.

The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. Since 1999, 768 Units have been repurchased by the Partnership. At September 30, 2003, the Partnership had 29,232 Units issued and outstanding. The Partnership expects to fund any future Unit repurchases out of working capital reserves and net sale or refinancing proceeds, but may also fund such repurchases out of cash flow. The Partnership is not obligated to accept Unit repurchase requests if the Partnership does not have the liquidity to fund such requests and/or if the Partnership does not have sufficient cash flow to distribute the 10% current preferred return.

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

The Partnership is exposed to interest rate risks, primarily as a result of its long-term fixed rate debt used to finance its investments. The Partnership’s approach to interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows by matching investments with long-term fixed rate borrowings to the extent possible. A change in interest rates will not affect the interest expense associated with the fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on the Partnership’s future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets. Current Notes Payables mature in 2003 (in final negotiations for refinancing) and in the years 2008 through 2010.

ITEM 4. CONTROLS AND PROCEDURES

Mr. Beach, acting in his capacity as the principal executive officer of GP4 Asset Acquisition, is ultimately responsible for the disclosure controls and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report and has determined that the Partnership’s disclosure controls and procedures effectively communicate the information required to be disclosed by the Partnership in the report it files or submits under the Act in a manner that allows timely decisions regarding such disclosure.

During the period covered by this report, there have been no material changes in the Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. On November 19, 2002, the Partnership was named as one of the defendants in a personal injury and liability suit relating to an alleged unsafe walkway at a property. The General Partner and Partnership have denied any wrongdoing and intend to vigorously contest the matter. The Partnership has insurance, which would cover any amounts less retention that may ultimately be paid

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

There were no reports filed on Form 8-K for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. IV
GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	November 14, 2003

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002