Form 10-K
period 2003-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2004-03-29
CIK 1020157

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-K

(Mark One)

/x/	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / / No /x/

At December 31, 2003, subscriptions for 30,000 Units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $30,000,000. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop. At December 31, 2003, there were 29,155 Units issued and outstanding.

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

     The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 845 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At December 31, 2003, the Partnership had 29,155 Units issued and outstanding.

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

     The properties generally are leased on terms which provide for a base minimum annual rent with fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The equipment is leased only pursuant to leases under which the present value of non-cancellable rental payments payable during the initial term of the lease is at least sufficient to permit a lessor to recover the purchase price of the equipment.

     The Partnership has no employees. The General Partner and its affiliates, however, are permitted to perform services for the Partnership.

Item 2. Description of Properties

     As of December 31, 2003, the Partnership had a portfolio of 22 properties located in 10 states, with a cost basis of $33.0 million, 7 performing equipment leases with an original investment of $1.9 million and one repossessed equipment package related to a defaulted equipment contract. The properties are leased to twelve operators of restaurant concepts and four retail operators.

     As of December 31, 2003, operating leases to S&A Restaurants Corporation, United Supermarkets, Inc. and Hollywood Entertainment Corp. represented 17.38%, 14.14% and 9.03% respectively, of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position.

     As of December 31, 2003, approximately 88.5% of the properties owned by the Partnership are occupied and the related leases are performing, and all of the Partnership’s investments in equipment subject to financing leases are performing. The Partnership has two properties which are vacant and for which rental payments have been delinquent approximately fourteen months. The tenant experienced financial difficulties that resulted in the store’s recent closure. The Partnership is actively seeking to re-tenant the properties as well as pursuing rights and remedies under the leases to collect all the amounts owed. In addition, the lease for a third property was terminated during the fourth quarter and a lease termination agreement was executed. The Partnership received approximately $254,000 which was applied as revenue from the property. The Partnership is actively seeking to re-tenant the property. The General Partner does not have sufficient evidence at this time to believe impairment exists on any of the vacant properties.

     As of December 31, 2003, the Partnership had one impaired equipment lease with a recorded investment of $15,000, net of a related allowance of $260,542. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive on liquidating the equipment

     The following is a summary description of the property and equipment leases as of December 31, 2003.

				Original	Remaining	Original Asset Cost
	Concept	Date of	Date of	Term	Base Term	(including acquisition fees)
Lessee Name	Name	Commence	Expiration	(months)	(months)	Cost
Hollywood Entertainment Corp.	Hollywood Video	11/01/97	07/01/12	177	103	$1,455,300
Blockbuster Entertainment Corp.	Blockbuster Video	09/01/97	08/01/07	199	123	1,170,000
NT Management	Carino’s	08/01/97	08/01/14	204	127	1,680,000
Capital Foods, Inc.	Arby’s	12/01/98	12/01/18	240	179	819,000
CALVIR Taco II, LLC	Del Taco	02/01/99	02/01/19	240	181	1,239,000
Moondance, Inc.	Kona Ranch Steakhouse	08/01/99	08/01/16	204	151	1,801,622
Kona Restaurant Group, Inc.	Carino’s	08/01/99	08/01/16	204	151	1,675,622
Hollywood Entertainment Corp.	Hollywood Video	10/01/98	12/24/12	169	106	1,454,880
S&A Restaurant Corporation	Steak & Ale	07/01/98	07/01/18	240	174	2,100,000
S&A Restaurant Corporation	Steak & Ale	07/01/98	07/01/18	240	174	2,441,250
S&A Restaurant Corporation	Bennigan’s	07/01/98	07/01/18	240	174	1,627,500
Slaymaker Group	Winger’s	03/01/99	03/01/19	240	182	941,850
Slaymaker Group	Winger’s	02/01/99	02/01/19	240	181	948,150
Sterling Jewelers	Jared Jewelers	02/01/99	02/01/19	240	181	1,131,619
TEC Foods	Taco Bell	01/01/99	01/01/09	240	180	766,500
TEC Foods	Taco Bell	01/01/99	01/01/19	240	180	766,500
RTM Acquisition Company, Inc.	Arby’s	09/01/98	09/01/18	240	176	840,000
Vacant	—	—	—	—	—	1,914,230
DRM, Inc.	Arby’s	01/01/00	01/01/20	240	192	987,000
United Supermarkets, Inc.	United Supermarket	11/01/00	06/01/20	235	197	5,077,907
Golden Restaurants Operations, Inc.	Boston Market	04/01/97	08/01/12	184	103	1,012,200
SDI Foods Inc.	Taco Bell	04/01/03	09/01/19	197	188	1,155,000

						$33,005,130
EQUIPMENT
Girardi-Riva Enterprises, Inc.	Arby’s	02/01/98	02/01/05	84	12	252,269
Morgan’s Restaurants of PA, Inc.	KFC	10/15/97	10/15/04	84	8	242,572
Virginia QSC, LLC	Burger King	11/01/97	11/01/04	84	9	296,444
GC of Charlottesville	Golden Corral	05/01/98	05/01/05	84	15	418,870
Circle Restaurant Company, Inc.	Arby’s	12/01/00	09/01/05	60	22	98,425
DJ Enterprises, Inc.	Taco Bell	10/01/98	09/01/07	107	44	180,600
J.M.C. Limited Partnership	Applebee’s	03/01/97	03/01/04	84	1	422,101

						$1,911,280
REPOSSESSED EQUIPMENT
N/A	Denny’s	—	—	—	—	367,500

						$35,283,910

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Date of	Annual	Building
	Asset	Monthly	Next Rent	Rate of	Size
Lessee Name	Location	Rent	Increase	Increase	(SQFT)
Hollywood Entertainment Corp.	OH	$12,702	07/01/07	(1)	7,488
Blockbuster Entertainment Corp.	GA	11,012	n/a	n/a	6,500
NT Management	TX	16,170	08/01/06	1.64%	6,257
Capital Foods, Inc.	OH	8,072	12/01/04	2.50%	2,795
CALVIR Taco II, LLC	CA	10,994	02/01/06	0.99%	2,164
Moondance, Inc.	TX	16,515	08/01/05	1.64%	7,158
Kona Restaurant Group, Inc.	TX	15,360	08/01/05	1.64%	6,595
Hollywood Entertainment Corp.	OH	12,268	n/a	n/a	7,488
S&A Restaurant Corporation	MI	18,109	07/01/04	1.96%	7,724
S&A Restaurant Corporation	PA	21,051	07/01/04	1.96%	7,239
S&A Restaurant Corporation	VA	14,034	07/01/04	1.96%	6,798
Slaymaker Group	AZ	8,036	03/01/04	1.92%	3,536
Slaymaker Group	AZ	8,089	02/01/04	1.92%	3,203
Sterling Jewelers	TX	11,667	02/01/04	1.92%	5,227
TEC Foods	MI	6,360	01/01/05	0.66%	2,252
TEC Foods	MI	6,360	01/01/05	0.66%	2,269
RTM Acquisition Company, Inc.	MI	6,720	09/01/05	1.49%	2,778
Vacant	TX	—	—	—	6,805
DRM, Inc.	IA	8,029	01/01/05	1.92%	3,094
United Supermarkets, Inc.	TX	39,094	—	n/a	43,100
Golden Restaurants Operations, Inc.	MN	9,288	05/26/04	1.70%	3,035
SDI Foods Inc.	OH	9,625	09/01/04	10.40%	2,214

		$269,553			145,719

EQUIPMENT
Girardi-Riva Enterprises, Inc.	WA	4,108
Morgan’s Restaurants of PA, Inc.	PA	3,766
Virginia QSC, LLC	VA	4,862
GC of Charlottesville	VA	6,439
Circle Restaurant Company, Inc.	CO	1,373
DJ Enterprises, Inc.	FL	500
J.M.C. Limited Partnership	UT	6,838

		$27,885
REPOSSESSED EQUIPMENT
N/A	SC	—

		$297,438

(1) Rent Increase equals the lesser of CPI or 10%.

Leases

     Real Estate Leases: All of the properties are subject to triple net leases on the Partnership’s form of standard lease pursuant to which the tenant is responsible for all expenses related to the cost of operating the properties, including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2003, original base terms of the property leases ranged from 14 to 20 years, and the weighted average remaining base term of the property lease portfolio was 13 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. All but two of the leases provide for increases in the monthly rents during the base term of the lease, with most of these determined based upon fixed, contractual rates of increases. One of the leases provide for rental increases based upon the lesser of a fixed percentage or changes in the Consumer Price Index. The timing of rental increases is specified in the leases, but generally occurs no more often than annually and no less often than once every five years.

     Equipment Leases: All of the equipment leases are on the Partnership’s standard form of lease pursuant to which the lessee is responsible for all expenses related to the equipment, including taxes, insurance, maintenance and repair costs. All of the equipment was purchased with cash from Offering proceeds. As of December 31, 2003, original base terms of the equipment leases ranged from 5 to 9 years, and the weighted average remaining base term of the equipment lease portfolio was 13 months. All of the leases provide for fixed monthly rents during the entire term of the lease. Approximately 78% of the equipment leases provide the lessee with the option to purchase the equipment for a nominal purchase price ($1) upon expiration of the base lease term.

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

Item 3. Legal Proceedings

     On November 19, 2002, the Partnership was named as one of the defendants in a personal injury suit relating to an alleged unsafe walkway at a property owned by the Partnership. The general Partner and Partnership have denied any wrongdoing and intend to vigorously contest the matter. The Partnership has insurance, which would cover any amounts less retention that may ultimately be paid.

Item 4. Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5. Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters and Issuer Purchases of Equity Securities

     There is no public market for the Units and the Partnership does not currently expect that any market will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partner consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under state securities laws. As of December 31, 2003, Units were held by 1,569 investors of record. In the last three years, the Partnership has not engaged in the sale of any Units.

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

Item 6. Selected Financial Data

Selected Financial Data

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999
Statements of Operations Data:
Operating revenue:
Rental income	$3,412,477	$3,363,815	$3,363,815	$3,002,022	$2,672,588
Lease Termination Fee	254,159	—	—	—	—
Finance income	199,059	310,428	456,552	588,435	805,410

Total operating revenue	3,865,695	3,674,243	3,820,367	3,590,457	3,477,998

Operating costs and expenses:
Interest expense	1,271,165	1,266,420	1,217,899	923,965	788,199
Depreciation	506,298	489,976	482,954	394,312	327,803
General and administrative	218,997	166,788	129,144	101,226	108,023
Provision for Losses	—	195,542	65,000	—	—

Total operating costs and expenses	1,996,460	2,118,726	1,894,997	1,419,503	1,224,025

Income from operations	1,869,235	1,555,517	1,925,370	2,170,954	2,253,973
Other income (expense):
Interest and other income	4,857	1,478	14,608	722	34,198
Loss (Gain)on sale of equipment	45,741	—	(258)	42,433	5,858

Total other income	50,598	1,478	14,350	43,155	40,056

Net income	1,919,833	1,556,995	1,939,720	2,214,109	2,294,029
Net income allocable to general partners	19,198	15,570	19,397	22,141	22,940

Net income allocable to limited partners	$1,900,635	$1,541,425	$1,920,323	$2,191,968	$2,271,089

Net income per limited partnership unit	$65.00	$52.49	$65.10	$73.65	$75.78
weighted average units outstanding	29,239	29,369	29,496	29,763	29,969
Other Data:
Cash flows from operating activities	$1,951,899	$1,934,582	$2,020,200	$2,626,092	$3,306,697
Cash flows from investing activities	$(97,459)	$1,402,096	$1,253,154	$(3,138,164)	$4,000,047
Cash flows from financing activities	$(2,292,589)	$(3,461,189)	$(2,094,788)	$(110,817)	$(507,083)
Balance Sheet Data:
Cash and cash equivalents	$928,132	$1,367,069	$1,460,847	$179,066	$915,760
Investment in property under leases	$31,262,517	$31,516,729	$33,604,343	$35,405,709	$32,619,423
Total assets	$34,246,143	$34,612,180	$36,589,728	$36,819,022	$34,533,478
Total liabilities	$15,120,012	$14,552,078	$14,928,823	$13,753,388	$9,832,387
Total partners’ capital	$19,126,131	$20,060,102	$21,660,905	$23,065,634	$24,701,091

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

Results of Operations - 2003 to 2002

     For the year ended December 31, 2003, operating revenue increased 5% to approximately $3.9 million compared to approximately $3.7 million for the year ended December 31, 2002. Rental revenue from operating leases for the year ended December 31, 2003 increased by $49,000 compared to the year ended December 31, 2002, due to the acquisition of a Taco Bell property in April 2003. Operating revenues include lease termination fee of approximately $254,000 in the fourth quarter of 2003. Earned income from financing leases for 2003 decreased 36% to approximately $199,000, compared to approximately $310,000 for 2002, due to the amortization of principal balances and the termination and disposition of equipment leases in 2003.

     Operating expenses decreased 6% to approximately $2.0 million for 2003, compared to approximately $2.1 million for 2002, principally due to the provision for losses in 2002 related to an impaired equipment lease which was partially offset by increased administrative expenses from increased professional fees, an increase in the depreciation expense due to the acquisition of a Taco Bell property in April 2003 and the increase in interest expense due to the issuance of the additional debt in connection with the purchase of the Taco Bell property. The Partnership recorded a provision of $196,000 in December 2002 to reserve for losses anticipated in connection with an impaired equipment lease. Rental payments on this lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The tenant, a Denny’s restaurant franchisee, filed for Chapter 11 bankruptcy protection in September 2001 and subsequently converted to a Chapter 7 filing in May 2002. The restaurant in which the equipment is located is a leased facility. The landlord, who had been operating the restaurant during the bankruptcy period, decided to discontinue operation of the restaurant in December 2002, and accordingly the reserve allowance was increased as described above.

     Other income for 2003 was approximately $51,000 partly due to the disposition of an equipment lease in April 2003, two equipment leases in August 2003 and one in October 2003 for aggregate cash proceeds of approximately $345,000, resulting in a gain of approximately $46,000. The remaining income of $4,000 was attributable to late fees.

     As a result of the foregoing, the Partnership’s net income for 2003 increased 23% to approximately $1.9 million compared to $1.6 million in 2002. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 2003, the Partnership made distributions to limited partners totaling $2.7 million, compared to $3.1 million for the preceding year.

Results of Operations - 2002 to 2001

     For the year ended December 31, 2002, operating revenue decreased 4% to approximately $3.7 million compared to approximately $3.8 million for the year ended December 31, 2001. Rental revenue from operating leases for the year ended December 31, 2002 remained unchanged at $3,364,000. Earned income from financing leases for 2002 decreased 32% to approximately $310,000 compared to approximately $457,000 for 2001 due to the amortization of principal balances and the suspension of income recognition in January 2002 on an impaired equipment lease.

     Operating expenses increased 12% to approximately $2.1 million for 2002 compared to approximately $1.9 million for 2001. The increase in operating expenses is principally due to increased interest expense resulting from the $1.5 million term note that the Partnership entered into in November 2001 and an increase in the provision for losses related to an impaired equipment lease. The note was used to provide cash for future property acquisitions. The Partnership recorded a provision for losses of $65,000 in 2001 and subsequently recorded an additional provision of $196,000 in December 2002 to reserve for losses anticipated in connection with an impaired equipment lease. Rental payments on this lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The tenant, a Denny’s restaurant franchisee, filed for Chapter 11 bankruptcy protection in September 2001 and subsequently converted to a Chapter 7 filing in May 2002. The restaurant in which the equipment is located is a leased facility. The landlord, who had been operating the restaurant during the bankruptcy period, decided to discontinue operation of the restaurant in December 2002 and, accordingly, the reserve allowance was increased as described above.

     Other income for 2001 of $14,000 was attributable to late fees and interest income on short-term investments.

     As a result of the foregoing, the Partnership’s net income for 2002 decreased 20% to approximately $1.6 million compared to $1.9 million in 2001. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 2002, the Partnership made distributions to limited partners totaling $3.1 million, compared to $3.2 million for the preceding year.

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

     In November 2001, the Partnership entered into an additional $1.5 million note. The note has a 2-year term, is collateralized by certain properties subject to operating leases and bears interest at a rate equal to prime plus 2% per annum. Proceeds from this note were used to repay approximately $700,000 of short-term borrowings and to provide working capital intended to be used to fund Unit repurchases and potential property acquisitions. In November 2003, the Partnership extended this note for an additional two years.

     In April 2003, the Partnership acquired a property located in Harrison, Ohio subject to an existing lease with a Taco Bell Franchisee. The property was purchased from an affiliate for a price of $1,100,000 plus acquisition fees of $55,000, which the Partnership funded with $230,000 of cash and $920,000 of proceeds from two term notes issued in connection with the purchase. The first note in the aggregate principal amount of $862,000 has a 5-year term, is collaterized by a certain property subject to an operating lease, and bears interest at a rate equal to 6.25% per annum. The second note in the aggregate principal amount of $57,500 has a 2-year term and bears interest at a variable rate equivalent to the Wall Street Journal (WSJ) prime rate plus 1/2%. The interest rate is adjusted monthly for changes in the WSJ prime rate.

     Debt issuance costs of approximately $634,710 incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

     As of December 31, 2003, the Partnership had a portfolio of 22 properties located in 10 states, with a cost basis of $33.0 million, 7 performing equipment leases with an original investment of $1.9 million and one repossessed equipment package related to a defaulted equipment contract. The remaining net investment in the Partnership’s leased equipment is $327,000, net of $1.6 million of aggregate principal collections on financing leases during the life of those investments. Inclusive of the above amount, the Partnership has received approximately $6.8 million of aggregate principal collections on its financing leases during the life of those investments. As of December 31, 2003, the Partnership has not made, nor does it intend to make, any commitments to purchase additional properties.

     The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 845 Units have been repurchased by the Partnership pursuant the repurchase plan. At December 31, 2003, the Partnership had 29,155 Units issued and outstanding. The Partnership expects to fund future Unit repurchases out of working capital reserves and net sale or refinancing proceeds, but may also fund such repurchases out of cash flow. The Partnership is not obligated to accept Unit repurchase requests if the Partnership does not have the liquidity to fund such requests and/or if the Partnership does not have sufficient Cash Flow to distribute the 10% Current Preferred Return.

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

Critical Accounting Policies

     The financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), which requires the Partnership to make certain estimates and assumptions. A summary of the Partnership’s significant accounting policies is provided in note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that require management estimates and judgment.

     When real estate properties are acquired, acquisition costs are allocated to components of the property using relative fair values based on historical experience and the Partnership’s current judgment. These assumptions and estimates impact the amount of costs allocated between land and building, depreciation expense, and gains or losses recorded on sales of properties.

     Receivables are reported net of allowance for doubtful accounts and may be uncollectible in the future. The Partnership reviews its receivables regularly for potential collection problems in computing the allowance recorded against its receivables. This review process requires the Partnership to make certain judgements regarding collections that are inherently difficult to predict.

     The Partnership’s operating leases have scheduled rent increases which occur at various dates throughout the lease terms. Increases to rental income on leases that provide for rental increases based on changes in the Consumer Price Index commence being recognized when the increase is known. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease for those leases with fixed percentage increases subject to reasonably ensured collectibilty. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain of the Partnership’s leases also have percentage and overage rent clauses, which the Partnership recognizes after the tenants’ reported sales have exceeded the applicable sales breakpoint.

     The Partnership periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss is indicated using the undiscounted cash flows, the loss is measured as the amount by which carrying amount of the asset exceeds the estimated fair value of the asset on a discounted cash flow basis.

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

     The Partnership is exposed to interest rate risks, primarily as a result of its long-term fixed rate debt used to finance its investments. The Partnership’s approach to interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows by matching investments with long-term fixed rate borrowings to the extent possible. A change in interest rates will not affect the interest expense associated with the fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on the Partnership’s future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets. Current Notes Payables mature in 2005 and in the years 2008 through 2010.

     The carrying amounts and estimated fair values of the Notes Payable are as follows:

December 31, 2003		December 31, 2002
Carrying		Carrying
Amount	Fair Value	Amount	Fair Value
$14,948,390	$16,411,027	$14,374,899	$15,659,148

Item 8. Financial Statements and Supplementary Data

     See Index to Financial Statements on Page F-I of this Form 10-K for Financial Statements and Financial Statement Schedules, where applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On September 24, 2003, the Partnership dismissed PricewaterhouseCoopers LLP (“PWC”) as the Partnership’s certifying accountant. PWC’s reports on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by GP4 Asset Acquisition, LLC, the Partnership’s sole manager. The Partnership does not have a board of directors or audit committee. During the last two fiscal years and through the subsequent interim period, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Moreover, during the last two fiscal years and during the subsequent interim period PWC did not advise the Partnership that (a) the internal controls necessary for the Partnership to develop reliable financial statements did not exist, (b) the Partnership needed to expand significantly the scope of its audit, or (c) PWC was aware of information that on its face, or if further investigated, (i) made, or would have made, PWC unable to rely on management’s representations, (ii) made, or would have made, PWC unwilling to be associated with the financial statements prepared by management, or (iii) materially impacted, or would have materially impacted, the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report, including information that could have prevented PWC from rendering an unqualified report on those financial statements.

     The Partnership engaged Ernst & Young LLP (“Ernst & Young”) as the Partnership’s certifying accountant as of October 7, 2003. During 2002 and 2001 and in the subsequent interim period from January 1, 2003 through October 7, 2003, the Partnership did not consult with Ernst & Young on items that concerned the application of accounting principles generally, or to a specific transaction or group of either completed or proposed transactions, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     The Partnership has no directors, officers or other employees. To the best knowledge of the Partnership, as of December 31, 2003, no person beneficially owned more than 5.0% of the outstanding Units.

     Patrick L. Beach is the sole member of CRC Asset Acquisition LLC, the sole member of GP4 Asset Acquisition and the President of GP4 Asset Acquisition, the Partnership’s General Partner.

     Mr. Beach attended the University of Michigan and graduated from its School of Business Administration in 1977 with a Bachelor of Business Administration degree. From 1997 until 2001, Mr. Beach served as the Chairman, President and Chief Executive Officer

of Captec Net Lease. Since 1981, he has served as Chairman and Chief Executive Officer of Captec Financial Group, Inc., affiliate of the Partnership, that is involved in the acquisition and development of single tenant restaurant properties, shopping centers, and multi-family residential properties.

     Since the Partnership has no directors, officers or employees, it has not adopted a code of ethics.

Item 11. Executive Compensation

     The Partnership does not have directors, officers or employees. All amounts paid by the Partnership for management and administration services are pursuant to agreements described under Item 13, Certain Relationships and Related Transactions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Securityholder Matters

     The Partnership has no directors or officers and, to the best knowledge of the Partnership, as of December 31, 2003, no person known by the Partnership beneficially owned more than 5% of the outstanding Units.

Item 13. Certain Relationships and Related Transactions

     Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee). The Partnership incurred $55,000 in acquisition fees in 2003 relating to the purchase of the Taco Bell property. No acquisition fees were incurred in 2002 and 2001.

     The Partnership has entered into an asset management agreement with the General Partner and its affiliates, pursuant to which the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $43,093, $48,142 and $47,426 were incurred during 2003, 2002 and 2001, respectively.

     The Partnership Agreement provides for the General Partner to receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the Limited Partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum, cumulative non-compounded preferred return on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not pay any liquidation fees during 2003, 2002 or 2001.

     The Partnership Agreement provides for the payment of equipment liquidation fees to the General Partner in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2003 and 2002.

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

     In April 2003, the Partnership acquired a property located in Harrison, Ohio subject to an existing lease with a Taco Bell Franchisee. The property was purchased from an affiliate for a price of $1,100,000 plus acquisition fees of $55,000, which the Partnership funded with $230,000 of cash and $920,000 of proceeds from two term notes issued in connection with the purchase. The lease is an absolute net lease that expires in September 2019. Under the terms of the lease, annual rent is presently $115,000 and will increase 10.4% in September 2004 and every five years thereafter.

     In December 2001, Captec Net Lease merged with and into Commercial Net Lease. In connection with the merger, Commercial Net Lease agreed to sell and assign its General Partnership interest in the Partnership to GP4 Asset Acquisition, which is wholly-owned by Patrick L. Beach. Patrick L. Beach is the former Chairman of the Board of Directors and President and Chief Executive Officer of Captec Net Lease and an original general partner of the Partnership. Effective January 15, 2002, the limited partners consented to the transfer of the General Partnership interest. On September 11, 2003, the Partnership’s secured lender consented to the transfer of the general partnership interest to GP4 Asset Acquisition. Upon receipt of the secured lender’s consent, the general partnership interest was immediately transferred to GP4 Asset Acquisition. Therefore, as of September 11, 2003, GP4 Asset Acquisition became the general partner of the Partnership.

     The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partner or any of its affiliates have not been and will not be the result of arm’s-length negotiations, although the General Partner believes that such agreements and arrangements will approximate those which would be arrived at through arm’s-length negotiations. While the Partnership will make no loans to the General Partner or its affiliates, the Partnership may borrow money from the General Partner or its affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose. The General Partner and its affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees), who may deal with the Partnership. However, the Partnership Agreement prohibits receipt of rebates or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.

Item 14. Accountant Fees and Services

          Audit Fees

     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s quarterly reports on Form 10-Q or for services normally provided by the Partnership’s accountant in connection with statutory or regulatory filings were $56,000 and $21,000 for the years ended December 31, 2003 and 2002, respectively.

          Audit-Related Fees

     The aggregate fees billed to the Partnership for assurance and related services by the Partnership’s principal accountant that were reasonably related to the performance of the audit or review of the Partnership’s financial statements were $0 for the years ended December 31, 2003 and 2002, respectively.

          Tax Fees

     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for tax compliance, tax advice and tax planning were $0 for the years ended December 31, 2003 and 2002, respectively.

          All Other Fees

     The aggregate fees billed to the Partnership for products and services provided by the Partnership’s principal accountant were $0 for the years ended December 31, 2003 and 2002, respectively.

Item 15. Exhibits and Reports on Form 8-K

     (a) The following exhibits are included herein or incorporated by reference:

Number	Exhibit
4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.2	Promissory Note dated March 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter

Number	Exhibit
ended March 31, 1999)

31	Certification Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

     On October 1, 2003, the Partnership filed a Current Report on Form 8-K, dated October 1, 2003, to report the dismissal of PricewaterhouseCoopers LLP as the Partnership’s certifying accountant and to disclose that the Partnership’s lender had consented to the proposed transfer of the Partnership’s general partnership interest. This Form 8-K was amended on October 14, 2003 to report the engagement of Ernst & Young LLP as the Partnership’s new certifying accountant.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
By:	GP4 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach Patrick L. Beach President

Date:	March 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick L. Beach Patrick L. Beach President

Date:	March 28, 2004

Captec Franchise Capital Partners, L.P. IV

Report of Independent Auditors

To the partners of Captec Franchise Capital Partners L.P. IV

We have audited the accompanying balance sheet of Captec Franchise Capital Partners L.P. IV as of December 31, 2003 and the related statements of operations, cash flows and changes in partners’ capital for the year then ended. Our audit also included the financial statement schedule. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. IV at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Toledo, Ohio
February 28, 2004

Report of Independent Auditors

To the partners of Captec Franchise Capital Partners L.P. IV:

In our opinion, the accompanying balance sheet as of December 31, 2002 and the related statements of operations, of changes in partners’ capital and of cash flows for each of the two years in the period ended December 31, 2002 present fairly, in all material respects, the financial position, results of operations and cash flows of Captec Franchise Capital Partners L.P. IV at December 31, 2002 and for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Detroit, Michigan
February 28, 2003

Captec Franchise Capital Partners L.P. IV
Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets
Cash and cash equivalents	$694,742	$1,132,891
Restricted cash	233,390	234,178
Investment in leases:
Operating leases, net	29,667,981	28,910,393
Financing leases, net	1,579,536	2,591,336
Impaired financing leases, net	15,000	15,000
Accounts receivable	300,189	90,785
Unbilled rent, net	1,446,046	1,261,886
Deferred financing costs, net	309,259	375,711

Total assets	$34,246,143	$34,612,180

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$14,948,390	$14,374,899
Accounts payable and accrued expenses	160,513	157,241
Due to related parties	11,109	19,938

Total liabilities	15,120,012	14,552,078

Partners’ capital:
Limited partners’ capital accounts	19,138,676	20,091,845
General partner’s capital account	(12,545)	(31,743)

Total partners’ capital	19,126,131	20,060,102

Total liabilities and partners’ capital	$34,246,143	$34,612,180

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Operations
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Operating revenue:
Rental income	$3,412,477	$3,363,815	$3,363,815
Lease Termination Fee	254,159	—	—
Finance income	199,059	310,428	456,552

Total operating revenue	3,865,695	3,674,243	3,820,367

Operating costs and expenses:
Interest expense	1,271,165	1,266,420	1,217,899
Depreciation	506,298	489,976	482,954
General and administrative	218,997	166,788	129,144
Provision for losses	—	195,542	65,000

Total operating costs and expenses	1,996,460	2,118,726	1,894,997

Income from operations	1,869,235	1,555,517	1,925,370

Other income:
Interest and other income	4,857	1,478	14,608
Gain (loss) on sale of equipment	45,741	—	(258)

Total other income	50,598	1,478	14,350

Net income	1,919,833	1,556,995	1,939,720
Net income allocable to general partner	19,198	15,570	19,397

Net income allocable to limited partners	$1,900,635	$1,541,425	$1,920,323

Net income per limited partnership unit	$65.00	$52.49	$65.10

Weighted average number of limited partnership units outstanding	29,239	29,369	29,496

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2003, 2002 and 2001

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, January 1,2001	29,625	$23,069,409	$(3,775)	$23,065,634
Repurchase of limited partnership units	(234)	(189,449)	—	(189,449)
Distributions - ($106.96 per limited partnership unit)	—	(3,155,000)	—	(3,155,000)
Net income	—	1,920,323	19,397	1,939,720

Balance, December 31, 2001	29,391	21,645,283	15,622	21,660,905
Repurchase of limited partnership units	(50)	(37,243)	—	(37,243)
Distributions - ($104.11 per limited partnership unit)	—	(3,057,620)	(62,935)	(3,120,555)
Net income	—	1,541,425	15,570	1,556,995

Balance, December 31, 2002	29,341	20,091,845	(31,743)	20,060,102
Repurchase of limited partnership units	(186)	(133,804)	—	(133,804)
Distributions - ($93.03 per limited partnership unit)	—	(2,720,000)	—	(2,720,000)
Net income	—	1,900,635	19,198	1,919,833

Balance, December 31, 2003	29,155	$19,138,676	$(12,545)	$19,126,131

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net Income	$1,919,833	$1,556,995	$1,939,720
Adjustments to net income:
Depreciation	506,298	489,976	482,954
Amortization of debt issuance costs	78,728	79,804	59,519
(Gain) loss on sale of equipment	(45,741)	—	258
Provision for losses	—	195,542	65,000
Increase in unbilled rent	(293045)	(217,227)	(314,284)
(Increase) decrease in accounts receivable	(209,404)	(70,088)	6,054
Increase (decrease) in accounts payable and accrued expenses	3,271	(9,118)	56,176
Decrease (increase) in due from related parties	—	3,667	(2,701)
Decrease in due to related parties	(8,829)	(64,236)	(169,280)
Decrease (increase) in restricted cash	788	(30,733)	(103,216)

Net cash provided by operating activities	1,951,899	1,934,582	2,020,200

Cash flows from investing activities:
Purchase of properties subject to operating leases	(1,155,000)	—	(14,000)
Proceeds from sale of equipment	345,309	180,983	—
Net principal collections on financing leases	712,232	1,221,113	1,267,154

Net cash (used in) provided by investing activities	(97,459)	1,402,096	1,253,154

Cash flows from financing activities:
Proceeds from issuance of notes payable	920,000	—	2,203,000
Debt issuance costs	(12,276)	—	(38,879)
Repayments of notes payable	(346,509)	(303,391)	(914,460)
Repurchase of limited partnership units	(133,804)	(37,243)	(189,449)
Distributions to limited partners	(2,720,000)	(3,057,620)	(3,155,000)
Distributions to general partner	—	(62,935)	—

Net cash used in financing activities	(2,292,589)	(3,461,189)	(2,094,788)

Net (decrease) increase in cash and cash equivalents	(438,149)	(124,511)	1,178,566
Cash and cash equivalents, beginning of year	1,132,891	1,257,402	78,836

Cash and cash equivalents, end of year	$694,742	$1,132,891	$1,257,402

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,216,350	$1,191,910	$1,147,876

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

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 845 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At December 31, 2003, the Partnership had 29,155 Units issued and outstanding.

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

Rental income from operating leases

The Partnership’s operating leases have scheduled rent increases which occur at various dates throughout the lease terms. Increases to rental income on leases that provide for rental increases based on changes in the Consumer Price Index commence being recognized when the increase is known. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease for those leases with fixed percentage increases subject to reasonably assured collectibilty. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain of the Partnership’s leases also have percentage and overage rent clauses, which the Partnership recognizes after the tenants’ reported sales have exceeded the applicable sales breakpoint. Straight line rental income accruals are suspended by the Partnership on leases that are delinquent by more than 90 days. The Partnership has a receivable of approximately $226,000 related to delinquent rent. In the opinion of the General Partner, this amount is fully recoverable based on collateral.

As of December 31, 2003, operating leases to S&A Restaurants Corporation, United Supermarkets, Inc. and Hollywood Entertainment Corp. represented 17.38%, 14.14% and 9.03% respectively, of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position.

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

The cost of the properties acquired is allocated among tangible land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of SFAS No 141, “Business Combinations”. Recognized intangibles include the value of acquired lease contracts. In computing the value of acquired lease contracts, consideration is given to (a) whether the lease is at market rates, (b) origination fees typically incurred to negotiate a contract, and (c) recovery costs to replace the tenant.

As of December 31, 2003, approximately 88.5% of the properties owned by the Partnership are occupied and the related leases are performing, and all of the Partnership’s investments in equipment subject to financing leases are performing. The Partnership has two properties which are vacant and for which rental payments have been delinquent approximately fourteen months. The tenant experienced financial difficulties that resulted in the store’s recent closure. The Partnership is actively seeking to re-tenant the properties as well as pursuing rights and remedies under the leases to collect all the amounts owed. In addition, the lease for a third property was terminated during the fourth quarter and a lease termination agreement was executed. The Partnership received approximately $254,000 which was applied against revenue from the property. The Partnership is actively seeking to re-tenant the property. The General Partner does not have sufficient evidence at this time to believe impairment exists on any of the vacant properties.

All of the properties are subject to triple net leases on the Partnership’s form of standard lease pursuant to which the tenant is responsible for all expenses related to the cost of operating the properties, including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2003, original base terms of the property leases ranged from 14 to 20 years, and the weighted average remaining base term of the property lease portfolio was 13 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates.

Net investment in financing leases

Net investment in financing leases represents one building used as a retail store that is subject to a long-term ground lease and equipment used in restaurant operations which are leased on a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. The Partnership periodically reviews its financing lease portfolio for impairment whenever events or changes in circumstances indicate that the carrying value of a lease may not be recoverable. If impairment is indicated, a loss reserve is calculated based on the estimated amounts recoverable. At December 31, 2003 and December 31, 2002, the Partnership has provided an allowance $260,542 for uncollectible amounts associated with its financing leases.

Note payable

Notes Payable have fair values equal to $16,411,027 based on debt with similar terms reflecting current interest rates.

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

Income taxes

No provision for income taxes is included in the accompanying financial statements, as the Partnership’s results of operations are passed through to the partners for inclusion in their respective income tax returns. The principal reasons for the difference between net income passed through to the partners for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, different useful lives and depreciation methods for real property and the provision for losses on deferred financing leases for reporting purposes versus bad debt expense for tax purposes.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to the 2003 presentations.

2.	Distributions

Cash flows of the Partnership are allocated 99% to the limited partners and 1% to the General Partner, except that the General Partner’s share is subordinated to a 10% per annum cumulative, non-compounded preferred return to the limited partners. Net sale or refinancing proceeds of the Partnership are allocated 90% to the limited partners and 10% to the General Partner, except that the General Partner’s share is subordinated to a 10.5% per annum cumulative, non-compounded to the limited partners’ return on their

Adjusted Investment plus return of the original contributions to the limited partners. Distributions of cash flow from operations are paid quarterly in arrears.

3.	Related Party Transactions and Agreements

Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee). The Partnership incurred $55,000 acquisition fees during 2003 for the purchase of the Taco Bell property. In 2002 and 2001, the Partnership incurred no acquisition fees. The acquisition fees are capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases. The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $43,092, $48,142 and $47,426 were incurred during 2003, 2002 and 2001, respectively.

The Partnership Agreement provides for the General Partner to receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum, cumulative non-compounded preferred return on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not pay any liquidation fees during 2003, 2002 or 2001. The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2003, 2002 and 2001.

In April 2003, the Partnership acquired a property located in Harrison, Ohio subject to an existing lease with a Taco Bell Franchisee. The property was purchased from an affiliate for a price of $1,100,000 plus acquisition fees of $55,000, which the Partnership funded with $230,000 of cash and $920,000 of proceeds from two term notes issued in connection with the purchase. The lease is an absolute net lease that expires in September 2019. Under the terms of the lease, annual rent is presently $115,000 and will increase 10.4% in September 2004 and every five years thereafter. In the opinion of the General Partner, the purchase price is believed to reflect market terms.

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

4.	Land and Building Subject to Operating Leases

The net investment in operating leases as of December 31, 2003 and 2002 is comprised of the following:

	2003	2002
Land	$11,428,200	$11,197,200
Building and improvements	20,445,311	19,549,580

	31,873,511	30,746,780
Less accumulated depreciation	(2,205,530)	(1,836,387)

	$29,667,981	$28,910,393

The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 2003:

2004	$3,138,106
2005	3,193,845
2006	3,217,979
2007	3,201,513
2008	3,163,426
Thereafter	29,532,477

Total	$45,447,346

5.	Net Investment in Financing Leases

The net investment in financing leases as of December 31, 2003 and 2002 is comprised of the following:

	2003	2002
Minimum lease payments to be received	$2,493,399	$3,567,069
Estimated residual value	32,160	183,485

Gross investment in financing leases	2,525,559	3,750,554
Less unearned income	(946,023)	(1,147,432)
Less direct origination costs	—	(11,786)

Net investment in financing leases	$1,579,536	$2,591,336

The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 2003:

2004	$511,735
2005	194,779
2006	93,550
2007	107,648
2008	154,000
Thereafter	1,431,687

Total	$2,493,399

6.	Impaired Financing Leases

The Partnership has one impaired equipment lease at December 31, 2003, with a recorded investment of $15,000, net of a related allowance of $260,542. Installment payments on the lease are delinquent by more than 90 days, and income accrual has been suspended by the Partnership. The net investment in the impaired lease represents the estimated net proceeds that the Partnership expects to receive upon sale of the equipment.

7.	Notes Payable

In December 1998, the Partnership entered into a $6.4 million term note. The note has a 10-year term, is collateralized by certain properties which have a carrying value of approximately $11.8 million subject to operating leases, and bears an interest rate of 8.13% per annum.

In March 1999, the Partnership entered into an additional $3.3 million term note. The note has a 10-year term, is collateralized by certain properties subject to operating leases which have a carrying value of approximately $4.2 million, and bears an interest rate of 8.5% per annum. In October 2000, the Partnership assumed a $3.75 million term note in connection with the acquisition of a property which has a carrying value of approximately $4.7 million. The note has a 10-year term, and bears an interest rate of 8.35% per annum. In April 2003, the Partnership entered into an $862,500 term note. The note has a 5-year term, is collaterized by a certain property subject to an operating lease which has a carrying value of $1.1 million, and bears an interest rate of 6.25%, per annum. In April 2003, the Partnership entered into a $57,500 unsecured revolving note. The note has a 2-year term and bears interest at a variable rate equivalent to the Wall Street Journal (WSJ) prime rate plus 1/2%. The interest rate is adjusted monthly for charges in the WSJ prime rate. In November 2003, the Partnership extended a $1.5 million term note which matured at that time. The extended note has an additional 2-year term, is collaterized by certain properties subject to operating leases which has a carrying value of $1.6 million, and bears an interest rate of prime plus 2% per annum.

At December 31, 2003, annual maturities on the notes in aggregate are as follows:

2004	$388,221
2005	1,729,999
2006	393,522
2007	426,745
2008	3,679,800
Thereafter	8,330,103

Total	$14,948,390

Debt issuance costs of $634,710 in aggregate were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the term of the notes.

8.	Legal Proceedings

In the ordinary course of business the Partnership has a legal proceeding brought against them. Management does not expect the outcome of this proceeding to have a material effect on the financial position or results of operations.

9.	Subsequent Event

Based upon the results of operations for the three-month period ended December 31, 2003, the Partnership declared distributions of $500,000 to its limited partners on January 15, 2004.

10.	Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the year ended December 31, 2003 and 2002 :

	Year Ended December 31, 2003
	1st	2nd	3rd	4th
Revenue- as reported	899,237	926,734	920,628	1,119,096
Net income allocable to general partner	4,315	4,633	4,515	5,735
Net income allocable to limited partner	427,166	458,648	446,995	567,826
Net income per limited partnership unit	14.56	15.69	15.29	19.46
	Year Ended December 31, 2002
Revenue- as reported	934,891	919,402	913,845	906,105
Net income allocable to general partner	4,618	4,232	4,299	2,421
Net income allocable to limited partner	457,166	418,929	425,573	239,757
Net income per limited partnership unit	15.55	14.26	14.49	8.19

SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

					Cost	Gross Amount
					Capitalized	At Which
					Subsequent	Carried At
	Type of	State		Initial Cost	To	Close
Concept	Property	Location	Encumbrances	To Company	Acquisition	Of Period
Boston Market	Restaurant	MN	$—	$1,012,200	$—	$1,012,200
Hollywood Video	Retail	OH	736,836	1,455,300	—	1,455,300
Blockbuster Video	Retail	GA	590,078	1,170,000	—	1,170,000
Carinos	Restaurant	TX	883,177	1,680,000	—	1,680,000
Arby’s	Restaurant	OH	398,136	819,000	—	819,000
Hollywood Video	Retail	OH	762,912	1,454,880	—	1,454,880
Steak & Ale	Restaurant	MI	1,028,261	2,100,000	—	2,100,000
Steak & Ale	Restaurant	PA	1,196,139	2,441,250	—	2,441,250
Bennigan’s	Restaurant	VA	796,226	1,627,500	—	1,627,500
Taco Bell	Restaurant	MI	385,541	766,500	—	766,500
Taco Bell	Restaurant	MI	385,541	766,500	—	766,500
Arby’s	Restaurant	MI	381,371	840,000	—	840,000
Vacant	Restaurant	TX	951,803	1,914,230	—	1,914,230
Del Taco	Restaurant	CA	654,981	1,239,000	—	1,239,000
Kona Steakhouse	Restaurant	TX	750,000	1,801,622	—	1,801,622
Carinos	Restaurant	TX	750,000	1,675,622	—	1,675,622
Wingers	Restaurant	AZ	—	941,850	—	941,850
Wingers	Restaurant	AZ	499,998	948,150	—	948,150
Arby’s	Restaurant	IA	—	987,000		987,000
United Supermarket	Retail	TX	3,738,450	5,077,907	—	5,077,907
Taco Bell	Restaurant	OH	920,000	1,155,000	—	1,155,000

Total Properties				$31,873,511	$—	$31,873,511

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Date of
	Accumulated	Acquisition/	Acquisition/
Concept	Depreciation	Construction	Construction	Depreciation
Boston Market	$108,794	1997	Acquisition	40 Years
Hollywood Video	131,280	1997	Acquisition	40 Years
Blockbuster Video	123,738	1997	Acquisition	40 Years
Carinos	84,219	1997	Acquisition	40 Years
Arby’s	55,911	1998	Construction	40 Years
Hollywood Video	138,891	1998	Acquisition	40 Years
Steak & Ale	141,055	1998	Acquisition	40 Years
Steak & Ale	129,721	1998	Acquisition	40 Years
Bennigan’s	175,849	1998	Acquisition	40 Years
Taco Bell	53,156	1998	Acquisition	40 Years
Taco Bell	61,688	1998	Acquisition	40 Years
Arby’s	70,000	1998	Acquisition	40 Years
Vacant	7,219	1998	Acquisition	40 Years
Del Taco	60,143	1998	Construction	40 Years
Kona Steakhouse	155,563	1998	Construction	40 Years
Carinos	118,091	1999	Construction	40 Years
Wingers	72,192	1999	Acquisition	40 Years
Wingers	73,501	1999	Acquisition	40 Years
Arby’s	75,285	1999	Acquisition	40 Years
United Supermarket	351,910	2000	Acquisition	40 Years
Taco Bell	17,325	2003	Acquisition	40 Years

Total Properties	$2,205,530

Notes:

     The changes in total properties for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Balance, beginning of year	$30,746,780	$30,746,780
Acquisitions	1,155,000	—
Dispositions and other	(28,269)	—
Costs Capitalized	—	—

Balance, end of year	$31,873,511	$30,746,780

     The changes in accumulated depreciation for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Balance, beginning of year	$1,836,387	$1,346,411
Depreciation expense	506,298	489,976
Dispositions and other	(137,155)	—

Balance, end of year	$2,205,530	$1,836,387

Number	Exhibit Index
4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002

32	Certificate pursuant to 18 U.S.C.section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002