Form 10-Q
period 2004-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2004-05-14
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Captec Franchise Capital Partners L.P. IV
Balance Sheets

Assets	March 31,	December 31,
	2004	2003
	(Unaudited)
Cash and cash equivalents	$1,943,825	$694,742
Restricted cash	248,667	233,390
Investment in leases:
Operating leases, net	27,880,246	29,667,981
Financing leases, net	1,514,445	1,579,536
Impaired financing leases, net	15,000	15,000
Accounts receivable	334,983	300,189
Unbilled rent, net	1,232,126	1,446,046
Deferred financing costs, net	269,646	309,259

Total assets	$33,438,938	$34,246,143

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$14,394,909	$14,948,390
Accounts payable and accrued expenses	106,505	160,513
Due to related parties	7,313	11,109

Total liabilities	14,508,727	15,120,012

Partners’ capital:
Limited partners’ capital accounts	18,939,715	19,138,676
General partner’s capital account	(9,504)	(12,545)

Total partners’ capital	18,930,211	19,126,131

Total liabilities and partners’ capital	$33,438,938	$34,246,143

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Operations
for the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Operating revenue:
Rental income	$737,846	$785,954
Finance income	39,270	58,283

Total operating revenue	777,116	844,237

Operating costs and expenses:
Interest expense	302,653	301,881
Depreciation	121,239	115,464
General and administrative	122,569	33,260

Total operating costs and expenses	546,461	450,605

Income from operations	230,655	393,632
Other income:
Interest income	168	27
Gain on sale of equipment	—	33

Total other income	168	60

Income from continuing operations	230,823	393,692
Discontinued Operations:
Net gain on sale of properties	252,311	—
Income from discontinued operations, net	29,956	37,789
Debt Retirement Costs	(209,010)	—

Income from discontinued operations	73,257	37,789

Net Income	304,080	431,481

Net income allocable to general partner	3,041	4,315
Net income allocable to limited partners	$301,039	$427,166
Net income per limited partnership unit from continuing operations	7.84	13.28
Net income per limited partnership unit from discontinued operations	2.49	1.28

Net income per limited partnership unit	$10.33	14.56

Weighted average number of limited partnership units outstanding	29,155	29,341

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Changes in Partners’ Capital
for the three months ended March 31, 2004
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Account	Capital
Balance, December 31, 2003	29,155	$19,138,676	$(12,545)	$19,126,131
Distributions — ($17.15 per limited partnership unit)	—	(500,000)	—	(500,000)
Net income	—	301,039	3,041	304,080

Balance, March 31, 2004	29,155	$18,939,715	$(9,504)	$18,930,211

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows
for the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net Income	$304,080	$431,481
Adjustments to net income:
Depreciation	126,675	122,243
Amortization of debt issuance costs	39,613	19,951
Gain on sale of equipment	—	(33)
Gain on sale of real estate	(252,311)	—
Increase in unbilled rent	(3,084)	(35,873)
Increase in accounts receivable	(34,794)	(62,384)
Decrease in accounts payable and accrued expenses	(54,008)	(41,726)
Increase in due from related parties	—	(14,031)
Decrease in due to related parties	(3,796)	(16,364)
Increase in restricted cash	(15,277)	(17,002)

Net cash provided by operating activities	107,098	386,262

Cash flows from investing activities:
Proceeds from sale of real estate	2,130,375	—
Principal collections on financing leases	65,091	276,513

Net cash provided by investing activities	2,195,466	276,513

Cash flows from financing activities:
Repayments of notes payable	(553,481)	(79,714)
Distributions to limited partners	(500,000)	(750,000)
Distributions to general partner	—	—

Net cash used in financing activities	(1,053,481)	(829,714)

Net increase (decrease) in cash and cash equivalents	1,249,083	(166,939)
Cash and cash equivalents, beginning of period	694,742	1,132,891

Cash and cash equivalents, end of period	$1,943,825	$965,952

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 845 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At March 31, 2004, the Partnership had 29,155 Units issued and outstanding.

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

The balance sheet of the Partnership as of March 31, 2004, the statements of operations and cash flows for the periods ending March 31, 2004 and March 31, 2003 and the statements of changes in partners’ capital for the period ending March 31, 2004 have not been audited. In the opinion of Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 30, 2004.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of March 31, 2004 is comprised of the following:

Land	$10,681,650
Building and improvements	19,360,661

30,042,311
Less accumulated depreciation	(2,162,065)

Total	$27,880,246

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of March 31, 2004 is comprised of the following:

Minimum lease payments to be received	$2,389,038
Estimated residual value	32,160

Gross investment in financing leases	2,421,198
Less unearned income	(906,753)

Net investment in financing leases	$1,514,445

4.	NOTES PAYABLE:

In December 1998, the Partnership entered into a $6.4 million term note. The note has a 10-year term, is collateralized by certain properties which have a carrying value of approximately $11.7 million subject to operating leases, and bears an interest rate of 8.13% per annum.

In March 1999, the Partnership entered into an additional $3.3 million term note. The note has a 10-year term, is collateralized by certain properties subject to operating leases which have a carrying value of approximately $3.5 million, and bears interest at a rate of 8.5% per annum. In March 2004 the partnership defeased approximately $466,000 of this note payable with proceeds from the sale of the Capital Foods property at a cost of approximately $209,000.

In October 2000, the Partnership assumed a $3.75 million term note, collaterized by a certain property which has a carrying value of approximately $4.7 million. The note has a 10-year term, and bears interest at a rate of 8.35% per annum.

In April 2003, the Partnership entered into an $862,500 term note. The note has a 5-year term, is collaterized by a certain property subject to an operating lease which has a carrying value of $1.1 million, and bears interest at a rate of 6.25%, per annum. In April 2003, the Partnership entered into a $57,500 unsecured revolving note. The note has a 2-year term and bears interest at a variable rate equivalent to the Wall Street Journal (WSJ) prime rate plus 1/2%. The interest rate is adjusted monthly for changes in the WSJ prime rate.

In November 2003, the Partnership extended the term of a $1.5 million term note. The extended note has an additional 2-year term, is collaterized by certain properties subject to operating leases which has a carrying value of $3.2 million, and bears interest at a rate of prime plus 2% per annum.

Debt issuance costs of $646,349 were incurred in connection with the issuance of the notes, and are being amortized to interest expense using the straight-line method over the term of the notes.

5.	EARNINGS FROM DISCONTINUED OPERATIONS:

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the properties sold during the three months ended March 31, 2004 as discontinued operations. Accordingly, the results of operations related to the two properties have been reclassified to earnings from discontinued operations. Discontinued Operations reflect the sale of two properties that were triggered by the tenants’ exercise of purchase option clauses in the lease agreements. The properties were sold for net cash proceeds of approximately $2.1 million in March 2004, resulting in a gain of approximately $252,000. There were approximately $209,000 in debt retirement costs associated with the disposition of the Capital Food property. Expenses include an allocation of interest expense based on the prorated share of the outstanding debt. The following is a summary of earnings from discontinued operations:

	2004	2003
Revenues:
Operating lease rents	$45,730	$55,000
Expenses:
Interest expense	9,881	9,881
Provision for depreciation	5,436	6,779
Management Fees	457	551

Income from discontinued operation, net	$29,956	$37,789

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

When used in this discussion, words such as “intends,” “anticipates,” “expects,” “will,” “could,” “estimate,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those described herein. Such risks and uncertainties, some of which are beyond the Partnership’s control, include, but are not limited to, the following: (i) the possibility that tenants and lessees may default in making rent payments, (ii) the risk of fire or other casualty interrupting cash flow from a property, (iii) the inability to enter into leases at the assumed rental rates, (iv) unexpected expenses, and (v) the inability to sell properties at anticipated prices and/or times. Any statements contained in this report or any document incorporated herein by reference that are not statements of historical fact may be deemed to be forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Partnership disclaims, except as may be required by law, any obligations to update or release revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004. During the three months ended March 31, 2004 total operating revenue decreased 8.0% to approximately $777,000 compared to approximately $844,000 for the three months ended March 31, 2003. Rental revenue from operating leases for the three months ended March 31, 2004 decreased 6.1% to approximately $738,000 compared to approximately $786,000 for the prior year period primarily due to the vacant properties. Earned income from financing leases for the three months ended March 31, 2004 decreased 32.6% to approximately $39,000 as compared to approximately $58,000 for the three months ended March 31, 2003 due to the amortization of principal balances and the termination and disposition of equipment leases in the third and fourth quarters of 2003.

Operating expenses totaled approximately $546,000 for the three months ended March 31, 2004, as compared to approximately $451,000 for the three months ended March 31, 2003. The increase is primarily due to increased general and administrative expenses as a result of increased property taxes and professional fees. Depreciation expense increased for the three months ended March 31, 2004 compared to the prior year period due to the acquisition of a Taco Bell property in April 2003.

As a result of the foregoing, the Partnership’s net income from continuing operations decreased 41.4% to approximately $231,000 for the three months ended March 31, 2004, as compared to $394,000 for the three months ended March 31, 2003

Discontinued Operations reflect the sale of two properties that were triggered by the tenants’ exercise of purchase option clauses in the lease agreements. The properties were sold for net cash proceeds of approximately $2.1 million in March 2004, resulting in a gain of approximately $252,000. There were approximately $209,000 in debt retirement costs associated with the disposition of the Capital Food property.

As a result of the foregoing, the Partnership’s net income decreased 29.5% to approximately $304,000 for the quarter ended March 31, 2004, compared to approximately $431,000 for the quarter ended March 31, 2003.

The Partnership announced first quarter distributions of approximately $1.9 million, of which approximately $1.6 million was distributed to its limited partners on April 15, 2004 and the remainder of which will be distributed to limited partners who elected to receive distributions on a monthly basis.

LIQUIDITY AND CAPITAL COMMITMENTS

In December 1996, the Partnership commenced its Offering of up to 30,000 Units. The offering reached final funding in December 1998 with subscriptions for the entire 30,000 Units. Net proceeds after offering expenses were approximately $26.1 million.

In December 1998, the Partnership entered into a $6.4 million term note. The Partnership entered into an additional $3.3 million term note in March 1999. Proceeds from the notes were used to acquire additional properties. The notes have a ten-year term, are collateralized by certain properties subject to operating leases, and bear interest at a rate of 8.13% and 8.5% per annum, respectively. In March 2004 the partnership defeased approximately $466,000 of this note payable with proceeds from the sale of the Capital Foods property.

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

Debt issuance costs of approximately $646,349 incurred in connection with the issuance of the notes are being amortized into interest expense over the life of the notes using the straight-line method.

As of March 31, 2004, the Partnership had a portfolio of 20 properties located in 9 states, with a cost basis of $31.2 million, 7 performing equipment leases with an original investment of $1.9 million and one repossessed equipment package related to a defaulted equipment contract. The remaining net investment in the Partnership’s leased equipment is $280,000, net of $1.6 million of aggregate principal collections on financing leases during the life of those investments. Inclusive of the above amount, the Partnership has received approximately $6.8 million of aggregate principal collections on its financing leases during the life of those investments. As of March 31, 2004, the Partnership has two properties for which rental payments have been delinquent for approximately 17 months. The tenant experienced financial difficulties that resulted in the stores’ recent closure. The Partnership is actively seeking to re-tenant the properties as well as pursuing rights and remedies under the leases to collect all the amounts owed. In addition, the lease for a third property was terminated during the fourth quarter of 2003 and a lease termination agreement was executed. The Partnership is actively seeking to re-tenant the property. The General Partner does not have sufficient evidence at this time to believe impairment exists on any of the vacant properties.

The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 845 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At March 31, 2004, the Partnership had 29,155 Units issued and outstanding. The Partnership expects to fund any future Unit repurchases out of working capital reserves and Net Sale or Refinancing Proceeds, but may also fund such repurchases out of Cash Flow. The Partnership is not obligated to accept Unit repurchase requests if the Partnership does not have the liquidity to fund such requests and/or if the Partnership does not have sufficient Cash Flow to distribute the 10% Current Preferred Return.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2003. Our exposures to market risk have not changed materially since December 31, 2003.”

ITEM 4. CONTROLS AND PROCEDURES

Mr. Beach, acting in his capacity as the principal executive officer of GP4 Asset Acquisition, is ultimately responsible for the disclosure controls and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by the report, and has determined that the Partnership’s disclosure controls and procedures effectively communicate the information required to be disclosed by the Partnership in the reports it files or submits under the Act in a manner that allows timely decisions regarding such disclosure.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date, including, but not limited to, any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS. None

ITEM 2.     CHANGES IN SECURITIES. USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES. None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.     OTHER INFORMATION. None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are included herein or incorporated by reference:

Number	Exhibit

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)
10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. IV
GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach
Patrick L. Beach
President

Date: May 14, 2004

Exhibit Index

Number	Description

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Cerication Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002