Form 10-Q
period 2004-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2004-08-12
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Captec Franchise Capital Partners L.P. IV

Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents	$1,631,552	$694,742
Restricted cash	277,010	233,390
Investment in leases:
Operating leases, net	26,130,233	29,667,981
Financing leases, net	1,434,984	1,579,536
Impaired financing leases, net	15,000	15,000
Accounts receivable	130,838	300,189
Unbilled rent, net	1,171,875	1,446,046
Deferred financing costs, net	257,507	309,259

Total assets	$31,048,999	$34,246,143

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$13,773,573	$14,948,390
Accounts payable and accrued expenses	107,381	160,513
Due to related parties	11,895	11,109

Total liabilities	13,892,849	15,120,012

Partners’ capital:
Limited partners’ capital accounts	17,163,618	19,138,676
General partner’s capital account	(7,468)	(12,545)

Total partners’ capital	17,156,150	19,126,131

Total liabilities and partners’ capital	$31,048,999	$34,246,143

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV

Statement of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenue:
Rental income	681,411	$766,459	1,374,739	$1,499,317
Finance income	37,389	52,180	76,659	110,463

Total operating revenue	718,800	818,639	1,451,398	1,609,780
Operating costs and expenses:
Interest expense	288,079	305,643	582,885	599,677
Depreciation	112,598	112,598	225,193	219,419
General and administrative	181,287	31,340	303,326	64,070

Total operating costs and expenses	581,964	449,581	1,111,404	883,166
Income from operations	136,836	369,058	339,994	726,614
Other (expense) income:
Gain on sale of equipment	8,040	275	8,040	20,116
Interest and other income	4,881	20,083	5,049	302

Total other (expense) income	12,921	20,358	13,089	20,418

Income from continuing operations	149,757	389,416	353,083	747,032
Discontinued Operations:
Net gain on sale of properties	17,811	—	261,545	—
Income from discontinued operations, net	36,076	73,865	102,107	147,730
Debt Retirement Costs	—	—	(209,010)	—

Income from discontinued operations	53,887	73,865	154,642	147,730

Net income	$203,644	$463,281	$507,725	$894,762

Net income allocable to general partner	$2,036	$4,633	$5,077	$8,948

Net income allocable to limited partners	$201,607	$458,648	$502,648	$885,814

Net income per limited partnership unit from continuing operations	5.12	13.19	12.03	25.25
Net income per limited partnership unit from discontinued operations	1.84	2.50	5.27	4.99

Net income per limited partnership unit	$6.96	$15.69	$17.30	$30.24

Weighted average number of limited partnership units outstanding	28,975	29,232	29,065	29,286

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV

Statements of Changes in Partners’ Capital
for the six months ended June 30, 2004
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2003	29,155	$19,138,676	$(12,545)	$19,126,131

Distributions — ($80.96 per weighted average limited partnership unit)	—	(2,352,990)	—	(2,352,990)
Repurchase of limited partnership units	(180)	(124,716)	—	(124,716)
Net income	—	502,648	5,077	507,725

Balance, June 30, 2004	28,975	$17,163,618	$(7,468)	$17,156,150

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV

Statements of Cash Flows
for the six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net Income	$507,725	$894,762
Adjustments to net income:
Depreciation	247,915	250,262
Amortization of debt issuance costs	51,752	40,516
Gain on sale of equipment	(8,040)	(20,116)
Gain on sale of real estate	(261,545)	—
Increase in unbilled rent	(23,288)	(75,506)
Decrease (increase) in accounts receivable	169,351	(139,931)
(Decrease) increase in accounts payable and accrued expenses	(53,132)	61,598
Decrease in due to related parties	786	9,493
(Increase) decrease in restricted cash	(43,620)	673

Net cash provided by operating activities	587,904	1,021,751

Cash flows from investing activities:
Purchase and construction cost of properties subject to operating leases	—	(1,155,000)
Proceeds from sale of equipment	40,200	88,368
Proceeds from sale of real estate	3,848,836
Principal collections on financing leases	112,393	473,149

Net cash provided by (used in) investing activities	4,001,429	(593,483)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	920,000
Debt issuance costs	—	(12,276)
Repayments of notes payable	(1,174,817)	(161,358)
Repurchase of limited partnership units	(124,716)	(79,555)
Distributions to limited partners	(2,352,990)	(1,500,000)

Net cash used in financing activities	(3,652,523)	(833,189)

Net increase (decrease) in cash and cash equivalents	936,810	(404,921)
Cash and cash equivalents, beginning of period	694,742	1,132,891

Cash and cash equivalents, end of period	$1,631,552	$727,970

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

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At June 30, 2004, the Partnership had 28,975 Units issued and outstanding.

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

Allocation of profits, losses and cash distributions from operations and cash distributions from sale or refinancing activities are made pursuant to the terms of the Partnership Agreement. Profits and losses from operations are allocated among the limited partners based upon the number of Units owned.

Net income per limited partnership interest is calculated using the weighted average number of limited partnership Units outstanding during the period and the limited partners’ allocable share of the net income.

Distributions per limited partnership Unit are calculated using the actual distributions disbursed during the period and the weighted average number of limited partnership Units outstanding during the period. Actual individual limited partner distributions may vary from this calculation as a result of a variety of factors including: (i) actual distributions are computed based on quarterly operating results and outstanding limited partnership units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distributions versus quarterly distributions which creates timing differences between comparative calculations, and (iii) the calculation ignores the timing of repurchases.

The balance sheet of the Partnership as of June 30, 2004, the statements of operations and cash flows for the periods ending June 30, 2004 and June 30, 2003 and the statements of changes in partners’ capital for the period ending June 30, 2004 have not been audited. In the opinion of Management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 28, 2004.

2. LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of June 30, 2004 is comprised of the following:

Land	$10,261,125
Building and improvements	17,979,564

28,240,689
Less accumulated depreciation	(2,110,456)

Total	$26,130,233

3. NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of June 30, 2004 is comprised of the following:

Minimum lease payments to be received	$2,304,348
Less unearned income	(869,364)

Net investment in financing leases	$1,434,984

4. NOTES PAYABLE:

In December 1998, the Partnership entered into a $6.4 million term note. The note has a 10-year term, is collateralized by certain properties which have a carrying value of approximately $11.7 million subject to operating leases, and bears an interest rate of 8.13% per annum.

In March 1999, the Partnership entered into an additional $3.3 million term note. The note has a 10-year term, is collateralized by certain properties subject to operating leases which have a carrying value of approximately $3.4 million, and bears interest at a rate of 8.5% per annum. In March 2004 the partnership defeased approximately $466,000 of this note payable with proceeds from the sale of the Capital Foods property.

In October 2000, the Partnership assumed a $3.75 million term note, collaterized by a certain property which has a carrying value of approximately $4.7 million. The note has a 10-year term, and bears interest at a rate of 8.35% per annum.

In November 2001, the Partnership entered into an additional $1.5 million term note for a 2-year term. In 2003, the note’s original term was extended by an additional 2 years. The note is collateralized by certain properties subject to operating leases and bears interest at a rate of prime plus 2% per annum. Proceeds from this note were used to repay approximately $700,000 of short-term borrowings and to provide working capital intended to be used to fund Unit repurchases and potential property acquisitions.

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

In June 2004, the Partnership sold one of the two properties, subject to an operating lease, that secured a $1.5 million note. Using proceeds from the sale, the note was paid down to $874,000. The remaining note is secured by a certain property subject to an operating lease which has a carrying value of $1.5 million, and bears interest a rate of prime plus 2% per annum.

Debt issuance costs of $646,349 were incurred in connection with the issuance of the notes, and are being amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method.

5. EARNINGS FROM DISCONTINUED OPERATIONS:

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the properties sold during six months ended June 30, 2004 as discontinued operations. Accordingly, the results of operations related to the properties have been reclassified to earnings from discontinued operations. Discontinued operations reflect the sale of three properties that were triggered by the tenant’s exercise of purchase option clauses in the lease agreements. The properties were sold for net cash proceeds of approximately $3.9 million, resulting in a gain of approximately $262,000. There were approximately $209,000 in debt retirement costs associated with the disposition of the Capital Food property. Expenses include an allocation of interest expense based on the prorated share of the outstanding debt. The following is a summary of earnings from discontinued operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Operating lease rents	$53,096	$108,096	$151,922	$216,191
Expenses:
Interest expense	7,847	17,728	25,575	35,456
Provision for depreciation	8,642	15,422	22,721	30,843
Management Fees	531	1,081	1,519	2,162

Income from discontinued operation, net	$36,076	$73,865	$102,107	$147,730

6. CHANGE IN ESTIMATE

The Partnership holds vacant two properties, for which it is actively seeking new tenants. The leases on these properties (for which rental payments were over eighteen months past due), along with the rights to pursue remedies against the tenant and all Guarantors, were terminated as the Partnership entered into a Settlement Agreement with the former tenants and Guarantors. Under that Settlement Agreement, the Partnership received $100,000 as full and final payment from all parties involved. The remaining receivable of $125,000 associated with these leases was written off as bad debt expense in the current quarter.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004. During the three months ended June 30, 2004, total operating revenue decreased 12.2% to approximately $719,000 compared to approximately $819,000 for the three months ended June 30, 2003. Rental revenue from operating leases for the three months ended June 30, 2004 decreased 11.1% to approximately $681,000 compared to approximately $766,000 for the prior year period, primarily due to the vacant properties. Earned income from financing leases for the three months ended June 30, 2004 decreased 28.3% to approximately $37,000 compared to approximately $52,000 for the three months ended June 30, 2003 due to the amortization of principal balances and the disposition of an equipment lease in April 2004.

Operating expenses totaled approximately $582,000 for the three months ended June 30, 2004, compared to approximately $450,000 for the three months ended June 30, 2003. The increase is primarily due to increased general and administrative expenses as a result of increased property taxes (on vacant properties), increased professional fees, and bad debt expense of $125,000 relating to two leases for which rental payments had been delinquent for 18 months, partially offset by decreases in depreciation and interest expense due to the sale of the three properties in 2004. The Partnership has entered into a Settlement Agreement with the guarantors which resulted in the collection of $100,000 as full and final Settlement on the two delinquent real estate leases. The Partnership is actively seeking to re-tenant these properties.

Other income for three months ended June 30, 2004 was approximately $13,000 due to a gain on the disposition of an equipment lease in June 2004 of approximately $8,000 and late charge income of approximately $5,000. Other income for three months ended June 30, 2003 was approximately $20,000 due to a gain on the disposition of an equipment lease in April 2003.

As a result of the foregoing, the Partnership’s net income from continuing operations decreased 61.5% to approximately $150,000 for the three months ended June 30, 2004, as compared to $389,000 for the three months ended June 30, 2003

Discontinued operations reflect the sale of three properties pursuant to purchase option clauses in the lease agreements. One of the three properties was sold in the second quarter of 2004 for net cash proceeds of approximately $1.8 million, resulting in a gain of approximately $18,000.

As a result of the foregoing, the Partnership’s net income decreased 56.0% to approximately $204,000 for the three months ended June 30, 2004, compared to approximately $463,000 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004. During the six months ended June 30, 2004, total operating revenue decreased 9.8% to approximately $1,451,000 compared to approximately $1,610,000 for the six months ended June 30, 2003. Rental revenue from operating leases for the six months ended June 30, 2004 decreased 8.3% to approximately $1,375,000 compared to approximately $1,499,000 for the six months ended June 30, 2003 due to the vacant properties. Earned income from financing leases for the six months ended June 30, 2004 decreased 30.6% to approximately $77,000 compared to approximately $110,000 for the six months ended June 30, 2003 due to the amortization of principal balances and disposition of an equipment lease in April 2004.

Operating expenses increased 25.8% to approximately $1,111,000 for the six months ended June 30, 2004 compared to approximately $883,000 for the six months ended June 30, 2003. The increase is primarily due to increased general and administrative expenses as a result of increased property taxes (on vacant properties), increased professional fees, and bad debt expense of $125,000 relating to two leases for which rental payments had been delinquent for 18 months, partially offset by decreases in depreciation and interest expense due to the sale of the three properties in 2004. The Partnership has entered into a Settlement Agreement with the guarantors which resulted in the collection of $100,000 as full and final settlement on the two delinquent real estate leases. The Partnership is actively seeking to re-tenant these properties.

Other income for six months ended June 30, 2004 was approximately $13,000 due to a gain on the disposition of an equipment lease in June 2004 of approximately $8,000 and late charge income of approximately $5,000. Other income for six months ended June 30, 2003 was approximately $20,000 due to a gain on the disposition of an equipment lease in April 2003.

As a result of the foregoing, the Partnership’s net income from continuing operations decreased 52.7% to approximately $353,000 for the six months ended June 30, 2004, compared to $747,000 for the six months ended June 30, 2003

Discontinued operations reflect the sale of three properties pursuant to purchase option clauses in the lease agreements. The properties were sold for net cash proceeds of approximately $3.9 million in 2004, resulting in a gain of approximately $262,000. There were approximately $209,000 in debt retirement costs associated with the disposition of one of these properties.

As a result of the foregoing, the Partnership’s net income decreased 43.3% to approximately $508,000 for the six months ended June 30, 2004, compared to approximately $895,000 for the six months ended June 30, 2003.

The Partnership announced second quarter distributions of approximately $1.6 million, of which approximately $1.4 million was distributed to certain limited partners on July 15, 2004 and the remainder of which will be distributed to limited partners electing to receive distributions on a monthly basis.

LIQUIDITY AND CAPITAL COMMITMENTS

In December 1996, the Partnership commenced its offering of up to 30,000 Units. The offering reached final funding in December 1998 with subscriptions for the entire 30,000 Units. Net proceeds after offering expenses were approximately $26.1 million.

In December 1998, the Partnership entered into a $6.4 million term note. The Partnership entered into an additional $3.3 million term note in March 1999. Proceeds from the notes were used to acquire additional properties. The notes have a ten-year term, are collateralized by certain properties subject to operating leases, and bear interest at rates of 8.13% and 8.5% per annum, respectively. In March 2004 the partnership defeased approximately $466,000 of this note payable with proceeds from the sale of a property.

The Partnership purchased one net leased real estate property in October 2000 and assumed a $3.75 million term note in connection with the acquisition. The note has a ten-year term and bears interest at a rate of 8.35% per annum.

In November 2001, the Partnership entered into an additional $1.5 million term note for a 2-year term. In 2003, the note’s original term was extended by an additional 2 years. The note is collateralized by certain properties subject to operating leases and bears interest at a rate of prime plus 2% per annum. Proceeds from this note were used to repay approximately $700,000 of short-term borrowings and to provide working capital intended to be used to fund Unit repurchases and potential property acquisitions. In June 2004, the Partnership sold one of the two properties, subject to an operating lease, that secured the $1.5 million note. Using proceeds from the sale, the note was paid down to $874,000, and the maturity date was extended an additional two years. The note is secured by a certain property subject to an operating lease which has a carrying value of $1.5 million, and bears interest a rate of prime plus 2% per annum.

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

Debt issuance costs of $646,349 were incurred in connection with the issuance of the notes, and are being amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method.

As of June 30, 2004, the Partnership had a portfolio of 19 properties located in 9 states, with a cost basis of $29.1 million, 6 performing equipment leases with an original investment of $1.5 million and one repossessed equipment package related to a defaulted equipment contract. The remaining net investment in the Partnership’s leased equipment is $192,000, net of $1.3 million of aggregate principal collections on financing leases during the life of those investments. Since inception, the Partnership has received approximately $6.9 million of aggregate principal collections on all of its financing lease investments (including both active and terminated leases). During the quarter ending June 30, 2004, the partnership terminated the operating leases on two properties for which rental payments had been delinquent for approximately 18 months. Further, the Partnership entered into a Settlement Agreement with the guarantors on these two leases. The Partnership is actively seeking to re-tenant these properties, and one additional property that was vacated in the fourth quarter of 2003. The General Partner does not believe impairment exists on any of the vacant properties.

The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At June 30, 2004, the Partnership had 28,975 Units issued and outstanding. The Partnership expects to fund any future Unit repurchases, if any, out of working capital reserves and Net Sale or Refinancing Proceeds, but may also fund such repurchases out of Cash Flow. The Partnership is not obligated to accept Unit repurchase requests if the annualized Cash Flow for the three months prior to the redemption period is less than 10% per annum of the Adjusted Investment and/or if such repurchases would impair the capital of the Partnership.

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

Disclosure of Contractual Obligations

	Payment due by period
		Less than	1-3	3-5	More than 5
Contractual Obligations	Total	1 year	years	years	years
Long-term Debt Obligation	$13,773,573	$411,005	$3,595,231	$9,032,897	$734,440

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None

ITEM 2. CHANGES IN SECURITIES. USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units that
			Part of Publicly	May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plan or	Purchased Under the
Period	Units Purchased	Paid Per Unit	Program	Plans or Programs
April 1 – 30, 2004	180	$692.87	180	See note below
May 1 – 31, 2004	0	0	0
June 1 – 30, 2004	0	0	0

Total	180	$692.87	180

Note: The purchases of Units detailed above were made pursuant to the terms of the Repurchase Plan set forth in the Partnership prospectus with respect to the Offering. In accordance with that Plan, a maximum of 2% of the outstanding Units can be repurchased in any year. For 2004, a maximum of 403 Units may yet be repurchased under the Plan, subject to the other terms and conditions thereof.

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

     There were no reports filed on Form 8-K for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. IV
GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach
Patrick L. Beach
President

Date:	August 12, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
EX-31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002