Form 10-Q
period 2004-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2004-11-12
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2004

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Captec Franchise Capital Partners L.P. IV

Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents	$234,977	$694,742
Restricted cash	304,888	233,390
Investment in leases:
Operating leases, net	26,017,636	29,667,981
Financing leases, net	1,364,052	1,579,536
Impaired financing leases, net	15,000	15,000
Accounts receivable	161,842	300,189
Unbilled rent, net	1,208,322	1,446,046
Deferred financing costs, net	243,218	309,259

Total assets	$29,549,935	$34,246,143

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$13,684,407	$14,948,390
Accounts payable and accrued expenses	109,373	160,513
Due to related parties	10,969	11,109

Total liabilities	13,804,749	15,120,012

Partners’ capital:
Limited partners’ capital accounts	15,750,444	19,138,676
General partner’s capital account	(5,258)	(12,545)

Total partners’ capital	15,745,186	19,126,131

Total liabilities and partners’ capital	$29,549,935	$34,246,143

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV

Statement of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenue:
Rental income	$667,574	$765,390	$2,042,313	$2,264,707
Finance income	35,658	47,143	112,317	157,606

Total operating revenue	703,232	812,533	2,154,630	2,422,313
Operating costs and expenses:
Interest expense	284,246	302,170	867,131	901,847
Depreciation	112,597	112,597	337,790	332,016
General and administrative	85,939	44,330	389,265	108,400

Total operating costs and expenses	482,782	459,097	1,594,186	1,342,263
Income from operations	220,450	353,436	560,444	1,080,050
Other income :
Gain on sale of equipment	—	24,099	8,040	44,215
Interest and other income	29	110	5,078	412

Total other income	29	24,209	13,118	44,627

Income from continuing operations	220,479	377,645	573,562	1,124,677
Discontinued Operations:
Net gain on sale of properties	500	—	262,045	—
Income from discontinued operations, net	—	73,865	102,107	221,595
Debt Retirement Costs	—	—	(209,010)	—

Income from discontinued operations	500	73,865	155,142	221,595

Net income	$220,979	$451,510	$728,704	$1,346,272

Net income allocable to general partner	$2,210	$4,515	$7,287	$13,463

Net income allocable to limited partners	$218,769	$446,995	$721,417	$1,332,809

Net income per limited partnership unit from continuing operations	7.53	12.79	19.56	38.04
Net income per limited partnership unit from discontinued operations	0.02	2.50	5.29	7.50

Net income per limited partnership unit	$7.55	$15.29	$24.85	$45.54

Weighted average number of limited partnership units outstanding	28,975	29,232	29,035	29,268

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV

Statements of Changes in Partners’ Capital
for the nine months ended September 30, 2004
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2003	29,155	$19,138,676	$(12,545)	$19,126,131

Distributions — ($137.25 per weighted average limited partnership unit)	—	(3,984,933)	—	(3,984,933)
Repurchase of limited partnership units	(180)	(124,716)	—	(124,716)
Net income	—	721,417	7,287	728,704

Balance, September 30, 2004	28,975	$15,750,444	$(5,258)	$15,745,186

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV

Statements of Cash Flows
for the nine months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net Income	$728,704	$1,346,272
Adjustments to net income:
Depreciation	360,511	378,280
Amortization of debt issuance costs	66,041	60,467
Gain on sale of equipment	(8,040)	(44,215)
Gain on sale of real estate	(262,045)	—
Increase in unbilled rent	(59,735)	(161,809)
Decrease (increase) in accounts receivable	138,347	(212,999)
Decrease in accounts payable and accrued expenses	(51,140)	(36,496)
Decrease in due to related parties	(140)	(631)
Increase in restricted cash	(71,498)	(25,183)

Net cash provided by operating activities	841,005	1,303,686

Cash flows from investing activities:
Purchase and construction cost of properties subject to operating leases	—	(1,155,000)
Proceeds from sale of equipment	40,200	220,947
Proceeds from sale of real estate	3,849,338	—
Principal collections on financing leases	183,324	629,525

Net cash provided by (used in) investing activities	4,072,862	(304,528)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	920,000
Debt issuance costs	—	(12,276)
Repayments of notes payable	(1,263,983)	(259,513)
Repurchase of limited partnership units	(124,716)	(79,555)
Distributions to limited partners	(3,984,933)	(2,160,000)

Net cash used in financing activities	(5,373,632)	(1,591,344)

Net decrease in cash and cash equivalents	(459,765)	(592,186)
Cash and cash equivalents, beginning of period	694,742	1,132,891

Cash and cash equivalents, end of period	$234,977	$540,705

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At September 30, 2004, the Partnership had 28,975 Units issued and outstanding.

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

The balance sheet of the Partnership as of September 30, 2004, the statements of operations and cash flows for the periods ending September 30, 2004 and September 30, 2003 and the statements of changes in partners’ capital for the period ending September 30, 2004 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 28, 2004.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of September 30, 2004 is comprised of the following:

Land	$10,261,125
Building and improvements	17,979,564

28,240,689
Less accumulated depreciation	(2,223,053)

Total	$26,017,636

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of September 30, 2004 is comprised of the following:

Minimum lease payments to be received	$2,197,758
Less unearned income	(833,706)

Net investment in financing leases	$1,364,052

4.	NOTES PAYABLE:

In December 1998, the Partnership entered into a $6.4 million term note. The note has a 10-year term, is collateralized by certain properties which have a carrying value of approximately $11.6 million subject to operating leases, and bears an interest rate of 8.13% per annum.

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

In October 2000, the Partnership assumed a $3.75 million term note, collateralized by a certain property which has a carrying value of approximately $4.6 million. The note has a 10-year term, and bears interest at a rate of 8.35% per annum.

In November 2001, the Partnership entered into an additional $1.5 million term note. In June 2004, the Partnership sold a property subject to an operating lease, that secured this note. Using proceeds from the sale, the note was paid down to $874,000, and the maturity date was extended to November 2005. The remaining note is secured by a certain property subject to an operating lease which has a carrying value of $1.5 million, and bears interest a rate of prime plus 2% per annum.

In April 2003, the Partnership entered into an $862,500 term note. The note has a 5-year term, is collateralized by a certain property subject to an operating lease which has a carrying value of $1.1 million, and bears interest at a rate of 6.25%, per annum.

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

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the properties sold during the nine months ended September 30, 2004 as discontinued operations. Accordingly, the results of operations related to the properties have been reclassified to earnings from discontinued operations. Discontinued operations reflect the sale of three properties that were triggered by the tenant’s exercise of purchase option clauses in the lease agreements. The properties were sold for net cash proceeds of approximately $3.9 million, resulting in a gain of approximately $262,000. There were approximately $209,000 in debt retirement costs associated with the disposition of the Capital Food property. Expenses include an allocation of interest expense based on the outstanding debt required to be repaid. The following is a summary of earnings from discontinued operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Operating lease rents	$—	$108,095	151,922	$324,286
Expenses:
Interest expense	—	17,728	25,575	53,184
Provision for depreciation	—	15,422	22,721	46,265
Management Fees	—	1,081	1,519	3,243

Income from discontinued operation, net	$—	$73,865	$102,107	$221,595

6.	CHANGE IN ESTIMATE:

The Partnership holds two vacant properties, for which it is actively seeking new tenants. In June 2004, the leases on these properties (for which rental payments were over eighteen months past due), along with the rights to pursue remedies against the tenant and all Guarantors, were terminated as the Partnership entered into a Settlement Agreement with the former tenants and Guarantors. Under that Settlement Agreement, the Partnership received $100,000 as full and final payment from all parties involved. The remaining receivable of $125,000 associated with these leases was written off as bad debt expense in June 2004.

7.	LIQUIDATION PLAN:

On or about September 24, 2004, the Partnership filed with the Securities and Exchange Commission and mailed to its limited partners a consent solicitation statement pursuant to which the Partnership began soliciting the consent of its limited partners to (i) dissolve the Partnership, liquidate its assets and wind up its affairs; and (ii) amend the partnership agreement to permit, on a limited basis, the sale of Partnership assets to certain affiliates in connection with the dissolution, liquidation and winding up of the Partnership. On November 8, 2004, the requisite limited partner consents for each proposal were obtained, the consent solicitation was closed and the plan of liquidation and the amendment to the partnership agreement became effective. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation in accordance with the partnership agreement, without any further action by the limited partners. The Partnership is undertaking steps to commence the liquidation in accordance with the adopted Plan of Liquidation and Dissolution.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004. During the three months ended September 30, 2004, total operating revenue decreased 13.5% to approximately $703,000 compared to approximately $813,000 for the three months ended September 30, 2003. Rental revenue from operating leases for the three months ended September 30, 2004 decreased 12.8% to approximately $668,000 compared to approximately $765,000 for the prior year period, primarily due to the three vacant properties. Earned income from financing leases for the three months ended September 30, 2004 decreased 24.4% to approximately $36,000 compared to approximately $47,000 for the three months ended September 30, 2003 due to the amortization of principal balances and the disposition of an equipment lease in April 2004.

Operating expenses totaled approximately $483,000 for the three months ended September 30, 2004, compared to approximately $459,000 for the three months ended September 30, 2003. The increase is primarily due to increased general and administrative expenses as a result of increased property taxes (on vacant properties) and increased professional fees.

Other income for the three months ended September 30, 2003 was approximately $24,000 due to the disposition of two equipment leases in August 2003 for net cash proceeds of approximately $108,000.

As a result of the foregoing, the Partnership’s net income from continuing operations decreased 41.6% to approximately $220,000 for the three months ended September 30, 2004, compared to $378,000 for the three months ended September 30, 2003.

Discontinued operations reflect the sale of three properties pursuant to purchase option clauses in the lease agreements.

As a result of the foregoing, the Partnership’s net income decreased 51.1% to approximately $221,000 for the three months ended September 30, 2004, compared to approximately $452,000 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004. During the nine months ended September 30, 2004, total operating revenue decreased 11.1% to approximately $2.2 million compared to approximately $2.4 million for the nine months ended September 30, 2003. Rental revenue from operating leases for the nine months ended September 30, 2004 decreased 9.8% to approximately $2.0 million compared to approximately $2.3 million for the nine months ended September 30, 2003, due to the vacant properties. Earned income from financing leases for the nine months ended September 30, 2004 decreased 28.7% to approximately $112,000 compared to approximately $158,000 for the nine months ended September 30, 2003, due to the amortization of principal balances and disposition of an equipment lease in April 2004.

Operating expenses increased 18.8% to approximately $1.6 million for the nine months ended September 30, 2004, compared to approximately $1.3 million for the nine months ended September 30, 2003. The increase is primarily due to increased general and administrative expenses as a result of increased property taxes (on vacant properties), increased professional fees, and bad debt expense of $125,000 relating to two leases for which rental payments had been delinquent for 18 months, and is partially offset by decreases in depreciation and interest expense due to the sale of the properties in 2004. The Partnership has entered into a Settlement Agreement with the guarantors on the two delinquent real estate leases and is actively seeking to re-tenant these properties.

Other income for the nine months ended September 30, 2004 was approximately $13,000 due to an $8,000 gain on the disposition of an equipment lease in June 2004 for net cash proceeds of approximately $40,000 and late charge income of approximately $5,000. Other income for the nine months ended September 30, 2003 was approximately $45,000 due to gains from the disposition of an equipment lease in April 2003 and two equipment leases in August 2003 for net cash proceeds of approximately $221,000.

As a result of the foregoing, the Partnership’s net income from continuing operations decreased 49.0% to approximately $574,000 for the nine months ended September 30, 2004, compared to $1.1 million for the nine months ended September 30, 2003.

Discontinued operations reflect the sale of three properties pursuant to purchase option clauses in the lease agreements. The properties were sold for net cash proceeds of approximately $3.9 million in 2004, resulting in a gain of approximately $262,000. There were approximately $209,000 in debt retirement costs associated with the disposition of one of these properties.

As a result of the foregoing, the Partnership’s net income decreased 45.9% to approximately $729,000 for the nine months ended September 30, 2004, compared to approximately $1.3 million for the nine months ended September 30, 2003.

The Partnership announced second quarter distributions of $375,000, of which approximately $326,641 was distributed to certain limited partners on October 15, 2004 and the remainder of which will be distributed to limited partners electing to receive distributions on a monthly basis.

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

In April 2003, the Partnership entered into an $862,500 term note. The note has a 5-year term, is collateralized by a certain property subject to an operating lease which has a carrying value of $1.1 million, and bears interest at a rate of 6.25%, per annum. In April 2003, the Partnership entered into a $57,500 unsecured revolving note. The note has a 2-year term and bears interest at a variable rate equivalent to the Wall Street Journal (WSJ) prime rate plus 1/2%. The interest rate is adjusted monthly for charges in the WSJ prime rate.

Debt issuance costs of $646,349 were incurred in connection with the issuance of the notes, and are being amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method.

As of September 30, 2004, the Partnership had a portfolio of 19 properties located in 9 states, with a cost basis of $29.1 million, 4 performing equipment leases with an original investment of $950,000 and one repossessed equipment package related to a defaulted equipment contract. The remaining net investment in the Partnership’s leased equipment is $124,000, net of $826,000 of aggregate principal collections on financing leases during the life of those investments. Since inception, the Partnership has received approximately $6.9 million of aggregate principal collections on all of its financing lease investments (including both active and terminated leases). During the quarter ending June 30, 2004, the partnership terminated the operating leases on two properties for which rental payments had been delinquent for approximately 18 months. Further, the Partnership entered into a Settlement Agreement with the guarantors on these two leases. The Partnership is actively seeking to re-tenant these properties, and one additional property that was vacated in the fourth quarter of 2003. The general partner does not believe impairment exists on any of the vacant properties.

The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 1,025 Units have been repurchased by the Partnership. The Partnership is not obligated to accept Unit repurchase requests if the annualized Cash Flow for the three months prior to the redemption period is less than 10% per annum of the Adjusted Investment and/or if such repurchases would impair the capital of the Partnership. In connection with the announcement of the Partnership’s liquidation plans, the general partner has indefinitely suspended the repurchase plan.

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

Disclosure of Contractual Obligations

	Payment due by period
Contractual		Less than	1-3	3-5
Obligations	Total	1 year	years	years	More than 5 years
Long-term Debt Obligation	$13,684,407	$277,120	$3,640,103	$9,032,880	$734,304

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

There have been no significant changes in the Partnership’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None

ITEM 2. CHANGES IN SECURITIES. USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES. None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On or about September 24, 2004, the Partnership filed with the Securities and Exchange Commission and mailed to its limited partners a consent solicitation statement pursuant to which the Partnership began soliciting the consent of its limited partners to (i) dissolve the Partnership, liquidate its assets and wind up its affairs; and (ii) amend the partnership agreement to permit, on a limited basis, the sale of Partnership assets to certain affiliates in connection with the dissolution, liquidation and winding up of the Partnership.

The Partnership’s liquidation plans, as stated in the offering materials delivered in connection with the Offering, indicated that the Partnership intended to dispose of its properties and liquidate the Partnership in approximately March 2003 through February 2007, the seventh and tenth years after the Partnership commenced operations. These liquidation plans were partly based upon the then-general partners’ belief that the equipment leases would have expired by the time of liquidation, and that the return of the investment in such assets would have been received through the full payout of rental payments. As of September 30, 2004, substantially all of the Partnership’s investments in equipment leases have expired and the related capital returned to the limited partners.

The general partner believes that market conditions for selling retail net leased real estate are presently favorable, due to the limited supply of, and high demand for, such assets, as well as the low interest rate environment. As a result, the general partner believes that net leased real estate assets are presently being sold at high prices relative to their annual income. Although market conditions are presently favorable, the general partner believes that the current expectations for increases in interest rates could result in reduced real estate values over time, due to the effect of increased borrowing costs and increased yield expectations (in comparison to other investments). In light of these trends, the general partner has concluded that it would be preferable to sell the Partnership’s assets as soon as practicable to benefit from the existing favorable environment.

As part of the consent solicitation, the Partnership also solicited the consent of the limited partners to an amendment to the Partnership’s partnership agreement, which would permit the general partner and/or its affiliates to purchase Partnership assets under certain limited circumstances. The general partner believes that there is a chance that the general partner will be unable to sell all of the Partnership’s assets to third parties in connection with the liquidation. Since the partnership agreement prohibits distributions in kind, the Partnership cannot be liquidated until all of the Partnership’s assets are sold. Failure to sell all of the Partnership’s assets in a timely manner will result in a delay in the liquidating distribution to the partners and result in continued administrative costs to the Partnership. The general partner believes that if it is permitted to purchase these unsold assets, if any, the partners will materially benefit because they will receive their liquidating distributions sooner and less of the Partnership’s financial resources will be devoted to administrative costs incurred in connection with the continuation of the Partnership.

Effective November 8, 2004, the requisite limited partner consents for each proposal were obtained and the consent solicitation was closed. Limited partners holding 16,679 units and 16,062 units consented to the liquidation proposal and the amendment to the limited partnership agreement, respectively. Limited partners holding 95 units and 581 units did not consent to the liquidation proposal and the amendment to the limited partnership agreement, respectively. Limited partners holding 280 units and 411 units abstained from consenting to the liquidation proposal and the amendment to the limited partnership agreement, respectively. In summary, 97.8% of the units voted approved the liquidation proposal and 94.2% of the units voted approved the amendment to the limited partnership agreement.

The Partnership has undertaken steps to commence the liquidation of the Partnership. The Partnership has entered into an exclusive listing agreement with CB Richard Ellis. CB Richard Ellis’s Net Leased Property Group will oversee the brokerage activity on behalf of the Partnership. Partnership assets will be marketed on a local, regional and national basis and to a limited number of international investors. The general partner believes this will provide for very broad exposure of the assets to potential purchasers.

ITEM 5. OTHER INFORMATION. None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein or incorporated by reference:

Number	Exhibit
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004 and the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. IV GP4 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach President

Date:	November 12, 2004

Number	Exhibit
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004 and the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2.1	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002