Form 10-K
period 2004-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2005-03-31
CIK 1020157

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

     ☑ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At December 31, 2004, subscriptions for 30,000 Units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $30,000,000. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop. At December 31, 2004, there were 28,975 Units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in Part III of this Annual Report on Form 10-K:

(1) Portions of the Registrant’s Form 10-K for the fiscal year ended December 31, 1998; and

(2) A portion of the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

PART I

Item 1. Business.

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

     The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At December 31, 2004, the Partnership had 28,975 Units issued and outstanding.

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

     Effective November 8, 2004 the limited partners consented to a plan of liquidation and dissolution (“Plan of Liquidation and Dissolution”), which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution and has entered into an exclusive listing agreement with a third party that will oversee the marketing and sale of the Partnership’s assets.

Item 2. Description of Properties.

     As of December 31, 2004, the Partnership had a portfolio of 19 properties located in 9 states, with a cost basis of $29.4 million, and 4 performing equipment leases, with an original investment of $950,000. The properties are leased to eight operators of restaurant concepts and four retail operators.

     As of December 31, 2004, operating leases to S&A Restaurants Corporation, United Supermarkets, Inc. and Hollywood Entertainment Corp. represented 22.4%, 15.5% and 11.0%, respectively, of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position.

     As of December 31, 2004, 89.5% of the properties owned by Partnership are occupied, with two remaining properties being vacant. In addition, all but one of the Partnership’s investments in equipment subject to financing leases are performing. Of the seventeen occupied properties, sixteen are paying as agreed and one is more than 120 days delinquent. The Partnership is working with this tenant on a plan to recover the outstanding past due rents. The original leases have been terminated on the Partnership’s two vacant properties. All of the above properties and investments in equipment subject to financing leases are held for sale. Based on current offers and sales agreements for the properties, the General Partner does not have sufficient evidence at this time to believe impairment exists on any of the properties.

The following is a summary description of the property and equipment leases as of December 31, 2004.

				Original
				Asset Cost	Asset		Date of	Annual	Building
	Concept	Date of	Date of	Including	State	Monthly	Next Rent	Rate of	Size
Tenant/Lessee Name	Name	Commence	Expiration	Acquisiton Fees	Location	Rent	Increase	Increase	(SQFT)
PROPERTY
Hollywood Entertainment Corp.	Hollywood Video	11/01/97	07/01/12	$1,455,300	OH	$13,972	08/01/07	(1)	7,488
Blockbuster Entertainment Corp.	Blockbuster Video	09/01/97	08/01/07	1,170,000	GA	11,012	—	n/a	6,500
NT Management	Carino’s	08/01/97	08/01/14	1,680,000	TX	16,170	08/01/06	1.64%	6,257
CALVIR Taco II, LLC	Del Taco	01/01/99	01/01/19	1,239,000	CA	10,994	01/01/05	1.32%	2,164
Kona Restaurant Group, Inc.	Carino’s	08/01/99	08/01/16	1,675,622	TX	15,360	08/01/05	1.64%	6,595
Hollywood Entertainment Corp.	Hollywood Video	10/01/98	12/24/12	1,454,880	OH	13,740	—	n/a	7,488
S&A Restaurant Corporation	Steak & Ale	07/01/98	07/01/18	2,100,000	MI	19,195	07/01/07	1.96%	7,724
S&A Restaurant Corporation	Steak & Ale	07/01/98	07/01/18	2,441,250	PA	22,314	07/01/07	1.96%	7,239
S&A Restaurant Corporation	Bennigan’s	07/01/98	07/01/18	1,627,500	VA	14,876	07/01/07	1.96%	6,798
Vacant	—	—	—	941,850	AZ	—	—	—	3,536
Vacant	—	—	—	948,150	AZ	—	—	—	3,203
Sterling Jewelers	Jared Jewelers	02/01/99	02/01/19	1,131,619	TX	12,833	02/01/09	1.92%	5,227
TEC Foods	Taco Bell	01/01/99	01/01/09	766,500	MI	6,360	01/01/05	0.66%	2,252
TEC Foods	Taco Bell	01/01/99	01/01/19	766,500	MI	6,360	01/01/05	0.66%	2,269
Sybra, Inc.	Arby’s	09/01/98	09/01/18	840,000	MI	6,720	09/01/05	1.49%	2,778
Simply Fondue Inc.	Simply Fondue	12/01/04	03/01/15	1,914,230	TX	11,893	02/01/10	1.90%	6,805
DRM, Inc.	Arby’s	01/01/00	01/01/20	987,000	IA	8,029	01/01/05	1.92%	3,094
United Supermarkets, Inc.	United Supermarket	11/01/00	06/01/20	5,077,907	TX	39,093	—	n/a	43,100
SDI Foods Inc.	Taco Bell	04/01/03	09/01/19	1,155,000	OH	10,627	09/01/09	2.00%	2,214

				29,372,308		239,548			132,731

				Current
				Net Investment
EQUIPMENT
Girardi-Riva Enterprises, Inc.	Arby’s	02/01/98	02/01/05	4,082	WA	4,108
GC of Charlottesville	Golden Corral	05/01/98	05/01/05	31,792	VA	6,439
Circle Restaurant Company, Inc.	Arby’s	12/01/00	09/01/05	42,461	CO	1,373
DJ Enterprises, Inc.	Taco Bell	10/01/98	09/01/07	13,937	FL	500

				92,272		12,420

				$29,464,580		$251,968

(1)	Rent Increase equals the lesser of CPI or 10%.

Leases

     Real Estate Leases: All of the properties are subject to triple net leases pursuant to which the tenant is responsible for all expenses related to the cost of operating the properties, including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2004, original base terms of the property leases ranged from 10 to 20 years, and the weighted average remaining base term of the property lease portfolio was 11 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. All but two of the leases provide for increases in the monthly rents during the base term of the lease, with most of these determined based upon fixed, contractual rates of increase. One of the leases provides for rental increases based upon the lesser of a fixed percentage or changes in the Consumer Price Index. The timing of rental increases is specified in the leases, but generally occurs no more often than annually and no less often than once every ten years.

     Equipment Leases: All of the equipment leases are on the Partnership’s standard form of lease pursuant to which the lessee is responsible for all expenses related to the equipment, including taxes, insurance, and maintenance and repair costs. All of the equipment was purchased with cash from Offering proceeds. As of December 31, 2004, original base terms of the equipment leases ranged from 5 to 9 years, and the weighted average remaining base term of the equipment lease portfolio was 10 months. All of the leases provide for fixed monthly rents during the entire term of the lease. Approximately 100% of the equipment leases provide the lessee with the option to purchase the equipment for a nominal purchase price ($1) upon expiration of the base lease term.

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

Item 3. Legal Proceedings.

     None

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

PART II

Item 5. Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters and Issuer Purchases of Equity Securities.

     There is no public market for the Units and the Partnership does not currently expect that any market will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partner consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under state securities laws. As of December 31, 2004, Units were held by 1,543 investors of record. In the last three years, the Partnership has not engaged in the sale of any Units. The Partnership declared cash distributions of approximately $4.2 million, $2.5 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002 respectively. The Partnership made no Unit repurchases in the three months ended December 31, 2004.

Item 6. Statement of Discontinued Operations Financial Data.

     In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of the Plan of Liquidation and Dissolution, all assets except cash are classified as Assets Held for Sale, all liabilities are classified as Liabilities Held for Sale and the results of the operations in their entirety are classified as discontinued operations for all years presented, since the operations are directly related to the assets or liabilities held for sale. The assets of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001	2000

Statements of Discontinued Operations Data:
Operating revenue:
Rental income	$2,874,064	$3,666,636	$3,363,815	$3,363,815	$3,002,022
Finance income	146,330	199,059	310,428	456,552	588,435

Total operating revenue	3,020,394	3,865,695	3,674,243	3,820,367	3,590,457

Operating costs and expenses:
Interest expense	1,182,993	1,271,165	1,266,420	1,217,899	923,965
Depreciation	473,108	506,298	489,976	482,954	394,312
General and administrative	617,557	218,997	166,788	129,144	101,226
Debt Retirement Costs	209,010	—	—	—	—
Provision for Losses	15,000	—	195,542	65,000	—

Total operating costs and expenses	2,497,668	1,996,460	2,118,726	1,894,997	1,419,503

Income from discontinued operations	522,726	1,869,235	1,555,517	1,925,370	2,170,954
Other income (expense):
Interest and other income	5,340	4,857	1,478	14,608	722
Gain on sale of operating lease	262,045	—	—	—	—
Gain (loss) on sale of real equipment	8,040	45,741	—	(258)	42,433

Total other income from discontinued operations	275,425	50,598	1,478	14,350	43,155

Net income from discontinued operations	798,151	1,919,833	1,556,995	1,939,720	2,214,109
Net income from discontinued operations allocable to general partners	7,982	19,198	15,570	19,397	22,141

Net income from discontinued operations allocable to limited partners	$790,169	$1,900,635	$1,541,425	$1,920,323	$2,191,968

Net income from discontinued operations per limited partnership unit	$27.23	$65.00	$52.49	$65.10	$73.65
weighted average units outstanding	29,020	29,239	29,369	29,496	29,763

Other Data:
Cash flows from operating activities	$1,173,309	$1,951,899	$1,934,582	$2,020,200	$2,626,092
Cash flows from investing activities	$4,110,489	$(97,459)	$1,402,096	$1,253,154	$(3,138,164)
Cash flows from financing activities	$(5,835,077)	$(2,292,589)	$(3,461,189)	$(2,094,788)	$(110,816)

Balance Sheet Data:
Cash and cash equivalents	$476,469	$928,132	$1,367,069	$1,460,847	$179,066
Investment in property under leases	$27,231,464	$31,262,517	$31,516,729	$33,604,343	$35,405,709
Total assets	$29,220,279	$34,246,143	$34,612,180	$36,589,728	$36,819,022
Total liabilities	$13,780,645	$15,120,012	$14,552,078	$14,928,823	$13,753,388
Total partners’ capital	$15,439,634	$19,126,131	$20,060,102	$21,660,905	$23,065,634

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     As a result of the approval of the Plan of Liquidation and Dissolution, all of the Partnership’s assets except cash are classified as Assets Held for Sale, all liabilities are classified as Liabilities Held for Sale and the operations of the Partnership have been classified as discontinued operations for all periods presented. Therefore, the following discussion and analysis of the results of operations is entirely in regards to discontinued operations, and the discussion and analysis of financial condition is principally regarding Assets and Liabilities Held for Sale.

Results of Operations — 2004 to 2003

     For the year ended December 31, 2004, operating revenue from discontinued operations decreased 21.9%, to approximately $3.0 million, compared to approximately $3.9 million for the year ended December 31, 2003. Rental revenue from operating leases for the year ended December 31, 2004 decreased 21.6% to approximately $2.9 million, compared to approximately $3.7 million for the prior year period, due to the disposition of the three operating leases in the first and second quarters of 2004 and also due to the vacant properties. Earned income from financing leases for 2004 decreased 26.5% to approximately $146,000, compared to approximately $199,000 for 2003, due to the amortization of principal balances and the termination and the disposition of an equipment lease in April 2004.

     Operating expenses from discontinued operations increased 25.1% to approximately $2.5 million for 2004, compared to approximately $2.0 million for 2003. The increase is primarily due to increased general and administrative expenses as a result of increased property taxes (on vacant properties), increased professional fees and bad debt expense associated with the termination of the leases on the two vacant properties. In June 2004, the leases on these properties (for which rental payments were over eighteen months past due), along with the rights to pursue remedies against the tenant and all Guarantors, were terminated as the Partnership entered into a Settlement Agreement with the former tenants and Guarantors. Under that Settlement Agreement, the Partnership received $100,000 as full and final payment from all parties involved. The remaining receivable of $277,000 associated with these leases was written off as bad debt expense in 2004 and is included in the general and administrative expenses. In addition, there were approximately $209,000 in debt retirement costs associated with the disposition of one of the properties in 2004. The Partnership also recognized a $15,000 provision for loss to write-off the remaining balance of an impaired equipment lease since it does not expect to recover any additional proceeds on this investment.

     Other income from discontinued operations for 2004 was approximately $275,000, due to the sale of three properties pursuant to purchase option clauses in the lease agreements. The properties were sold for net cash proceeds of approximately $3.9 million in 2004, resulting in a gain of approximately $262,000. There was also an $8,000 gain on the disposition of an equipment lease in 2004 for net cash proceeds of approximately $40,000 and late charge income of approximately $5,000. Other income for the year ended December 31, 2003 was principally due to the disposition of an equipment lease in April 2003, two equipment leases in August 2003 and one in October 2003 for aggregate cash proceeds of approximately $345,000, resulting in a gain of approximately $46,000. The remaining income of $5,000 was attributable to late fees.

     As a result of the foregoing, the Partnership’s net income from discontinued operations for 2004 decreased 58.4%, to approximately $798,000, compared to $1.9 million in 2003. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 2004, the Partnership made distributions to limited partners totaling approximately $4.4 million, compared to approximately $2.7 million for the preceding year.

Results of Operations - 2003 to 2002

     For the year ended December 31, 2003, operating revenue increased 5.2% to approximately $3.9 million, compared to approximately $3.7 million for the year ended December 31, 2002. Rental revenue from operating leases for the year ended December 31, 2003 increased by $303,000, compared to the year ended December 31, 2002, due to the acquisition of a Taco Bell property in April 2003 and the receipt of a lease termination fee of approximately $254,000 in the fourth quarter of 2003. Earned income from financing leases for 2003 decreased 35.9% to approximately $199,000, compared to approximately $310,000 for 2002, due to the amortization of principal balances and the termination and disposition of equipment leases in 2003.

     Operating expenses decreased 5.8% to approximately $2.0 million for 2003, compared to approximately $2.1 million for 2002, principally due to the provision for losses in 2002 related to an impaired equipment lease which was partially offset by increased administrative expenses from increased professional fees, an increase in the depreciation expense due to the acquisition of a Taco Bell property in April 2003 and the increase in interest expense due to the issuance of the additional debt in connection with the purchase of the Taco Bell property. The Partnership recorded a provision of $196,000 in December 2002 to reserve for losses anticipated in connection with an impaired equipment lease.

     Other income for 2003 was approximately $51,000 principally due to the disposition of an equipment lease in April 2003, two equipment leases in August 2003 and one in October 2003 for aggregate cash proceeds of approximately $345,000, resulting in a gain of approximately $46,000. The remaining income of $5,000 was attributable to late fees.

     As a result of the foregoing, the Partnership’s net income for 2003 increased 23.3% to approximately $1.9 million compared to approximately $1.6 million in 2002. The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 2003, the Partnership made distributions to limited partners totaling approximately $2.7 million, compared to approximately $3.1 million for the preceding year.

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

     In March 1999, the Partnership entered into an additional $3.3 million term note. The note has a 10-year term, is collateralized by certain properties which have a carrying value of approximately $3.4 million subject to operating leases, and bears interest at a rate of 8.5% per annum. In March 2004, the partnership defeased approximately $466,000 of this note payable with proceeds from the sale of a property.

     The Partnership purchased one net leased real estate property in October 2000 and assumed a $3.75 million term note in connection with the acquisition. The note has a 10-year term which has a carrying value of approximately $4.6 million and bears interest at the rate of 8.35% per annum

     In November 2001, the Partnership entered into an additional $1.5 million term note. In June 2004, the Partnership sold a property subject to an operating lease that secured this note. Using proceeds from the sale, the note was paid down to a balance of $874,000, and the maturity date was extended to July 2006. The remaining note is secured by a certain property subject to an operating lease which has a carrying value of $1.5 million, and bears interest at a rate of prime plus 2% per annum.

     In April 2003, the Partnership entered into an $862,500 term note. The note has a 5-year term, is collateralized by a certain property subject to an operating lease which has a carrying value of $1.1 million, and bears interest at a rate of 6.25% per annum.

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

     As of December 31, 2004, the Partnership had a portfolio of 19 properties located in 9 states, with a cost basis of $29.4 million, and 4 performing equipment leases with an original investment of $950,000. The remaining net investment in the Partnership’s leased equipment is $92,000, net of $858,000 of aggregate principal collections on financing leases during the life of those investments. Inclusive of the above amount, the Partnership has received approximately $7.0 million of aggregate principal collections on its financing leases during the life of those investments. As of December 31, 2004, the Partnership has not made, nor does it intend to make, any commitments to purchase additional properties.

     The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant the repurchase plan. At December 31, 2004, the Partnership had 28,975 Units issued and outstanding. The Partnership is not obligated to accept Unit repurchase requests if the annualized Cash Flow for the three months prior to the redemption period is less than 10% per annum of the adjusted investment and/or if such repurchases would impair the capital of the Partnership. In connection with the announcement of the Partnership’s liquidation plans, the general partner has indefinitely suspended the repurchase plan.

     The Partnership expects that only limited amounts of liquid assets will be required for existing properties since its property and equipment leases require tenants and lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance thereby minimizing the Partnership’s operating expenses and capital requirements. The General Partner expects that the cash flow to be generated by the Partnership’s properties and equipment will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to the Limited Partners.

     Effective November 8, 2004 the limited partners consented to the Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution and has entered into an exclusive listing agreement with a third party that will oversee the marketing and sale of the Partnership’s assets. Management believes the proceeds on sale will be adequate to pay off all liabilities and make a distribution.

Contractual Obligations

	Payment due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	5 Years
Long-term Debt Obligations	$13,597,961	$369,399	$1,624,361	$10,866,169	$738,032

Critical Accounting Policies

     The financial statements are prepared in accordance with United States generally accepted accounting principles, which require the Partnership to make certain estimates and assumptions. A summary of the Partnership’s significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that require management estimates and judgment.

     When real estate properties are acquired, acquisition costs are allocated to components of the property using relative fair values based on historical experience and the Partnership’s current judgment. These assumptions and estimates impact the amount of costs allocated between land and building, depreciation expense, and gains or losses recorded on sales of properties. The cost of the properties acquired is allocated among land, buildings and equipment and recognized intangibles based upon estimated fair values in accordance with the provisions of SFAS No 141, “Business Combinations”. Recognized intangibles include the value of acquired lease contracts. In computing the value of acquired lease contracts, consideration is given to (a) whether the lease is at market rates (b) origination fees typically incurred to negotiate a contract and (c) recovery costs to replace the tenant.

     Receivables are reported net of allowance for doubtful accounts and may be uncollectible in the future. The Partnership reviews its receivables regularly for potential collection problems in computing the allowance recorded against its receivables. This review process requires the Partnership to make certain judgments regarding collections that are inherently difficult to predict.

     The Partnership’s operating leases have scheduled rent increases which occur at various dates throughout the lease terms. Increases to rental income on leases that provide for rental increases based on changes in the Consumer Price Index commence being recognized when the increase is known. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease for those leases with fixed percentage increases subject to reasonably assured collectibility. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain of the Partnership’s leases also have percentage and overage rent clauses, which the Partnership recognizes after the tenants’ reported sales have exceeded the applicable sales breakpoint.

     The Partnership periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss is indicated using undiscounted cash flows, the loss is measured as the amount by which carrying amount of the asset exceeds the estimated fair or present value of the asset on a discounted cash flow basis.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

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

     The Partnership is exposed to interest rate risk, primarily as a result of its long-term fixed rate debt used to finance its investments. The Partnership’s approach to interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows by matching investments with long-term fixed rate borrowings to the extent possible. A change in interest rates will not affect the interest expense associated with the fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on the Partnership’s future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets. Current Notes Payable mature in 2005 and in the years 2008 through 2010.

     The carrying amounts and estimated fair values of the Notes Payable are as follows:

December 31, 2004		December 31, 2003
Carrying		Carrying
Amount	Fair Value	Amount	Fair Value
$ 13,597,961	$14,261,504	$14,948,390	$16,411,027

Item 8. Financial Statements and Supplementary Data.

     See Index to Financial Statements on Page F-I of this Form 10-K for Financial Statements and Financial Statement Schedules, where applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures

     Mr. Beach, acting in his capacity as the principal executive officer of GP4 Asset Acquisition, is ultimately responsible for the disclosure controls and procedures of the Partnership. Disclosure controls and procedures are established and maintained by the Partnership to ensure the information required to be disclosed by the Partnership in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Mr. Beach has evaluated the effectiveness of the Partnership’s disclosure controls and has determined that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures effectively communicate the information required to be disclosed by the Partnership in the reports it files or submits under the Act in a manner that allows timely decisions regarding such disclosure.

     There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date, including, but not limited to, any actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no directors, officers or other employees. To the best knowledge of the Partnership, as of December 31, 2004, no person beneficially owned more than 5.0% of the outstanding Units.

     Patrick L. Beach is the sole member of CRC Asset Acquisition LLC, the sole member of GP4 Asset Acquisition and the President of GP4 Asset Acquisition, the Partnership’s General Partner.

     Mr. Beach attended the University of Michigan and graduated from its School of Business Administration in 1977 with a Bachelor of Business Administration degree. From 1997 until 2001, Mr. Beach served as the Chairman, President and Chief Executive Officer of Captec Net Lease. Since 1981, he has served as Chairman and Chief Executive Officer of Captec Financial Group, Inc., an affiliate of the Partnership that is involved in the acquisition and development of single tenant restaurant properties, shopping centers, and multi-family residential properties.

     Since the Partnership has no directors, officers or employees, it has not adopted a code of ethics.

Item 11. Executive Compensation.

     The Partnership does not have directors, officers or employees. All amounts paid by the Partnership for management and administration services are pursuant to agreements described under Item 13, Certain Relationships and Related Transactions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Securityholder Matters.

     The Partnership has no directors or officers and, to the best knowledge of the Partnership, as of December 31, 2004, no person known by the Partnership beneficially owned more than 5% of the outstanding Units.

Item 13. Certain Relationships and Related Transactions.

     Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4% of the aggregate purchase prices of properties and equipment, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, (not to exceed a total 5% acquisition fee). The Partnership incurred $55,000 in acquisition fees in 2003 relating to the purchase of the a property. No acquisition fees were incurred in 2004 and 2002.

     The Partnership has entered into an asset management agreement with the General Partner and its affiliates, pursuant to which the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged, in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $32,180, $43,093 and $48,142 were incurred during 2004, 2003 and 2002, respectively.

     The Partnership Agreement provides for the General Partner to receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the Limited Partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not pay any liquidation fees during 2004, 2003 or 2002.

     The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2004, 2003 and 2002.

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

Item 14. Accountant Fees and Services.

     Audit Fees

     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s quarterly reports on Form 10-Q or for services normally provided by the Partnership’s accountant in connection with statutory or regulatory filings were $51,000, $56,000 and $21,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Audit-Related Fees

     The aggregate fees billed to the Partnership for assurance and related services by the Partnership’s principal accountant that were reasonably related to the performance of the audit or review of the Partnership’s financial statements were $0 for each of the years ended December 31, 2004, 2003 and 2002.

     Tax Fees

     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for tax compliance, tax advice and tax planning were $0 for each of the years ended December 31, 2004, 2003 and 2002.

     All Other Fees

     The aggregate fees billed to the Partnership for products and services provided by the Partnership’s principal accountant were $0 for each of the years ended December 31, 2004, 2003, and 2002.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements
	Balance Sheets	F-3
	Statements of Discontinued Operations	F-4
	Statements of Changes in Partner’s Capital	F-5
	Statements of Cash Flows	F-6
	Notes to Financial Statements	F-7
(a)(2)	Financial Statements Schedules
Schedule III — Properties and Accumulated
	Depreciation as of December 31, 2004	F-13
(a)(3)	The following exhibits are included herein or incorporated by reference:

Number	Exhibit
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004 and the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.2	Promissory Note dated March 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

31	Certification Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
By:	GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach
Patrick L. Beach
President

Date:	March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick L. Beach
Patrick L. Beach
President
Date:	March 31, 2005

Captec Franchise Capital Partners, L.P. IV

F-I

Report of Independent Registered Public Accounting Firm

To the partners of Captec Franchise Capital Partners L.P. IV

We have audited the accompanying balance sheets of Captec Franchise Capital Partners L.P. IV as of December 31, 2004 and 2003 and the related statements of discontinued operations, cash flows and changes in partners’ capital for the years then ended. Our audit also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. IV at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young

Toledo, Ohio
February 18, 2005

Report of Independent Registered Public Accounting Firm

To the partners of Captec Franchise Capital Partners L.P. IV:

In our opinion, the accompanying statements of discontinued operations, changes in partners’ capital and cash flows for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Captec Franchise Partners L.P. IV (the “Company”) for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Detroit, Michigan
February 28, 2003

Captec Franchise Capital Partners L.P. IV
Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets

Cash and cash equivalents	$143,463	$694,742
Restricted cash	333,006	233,390
Assets Held for Sale:
Operating leases, net	25,905,039	29,667,981
Financing leases, net	1,326,425	1,579,536
Impaired financing leases, net	—	15,000
Unbilled rent, net	1,075,996	1,446,046
Deferred financing costs, net	258,339	309,259
Accounts receivable	178,011	300,189

Total assets	$29,220,279	$34,246,143

Liabilities and Partners’ Capital

Liabilities Held for Sale:
Notes payable	$13,597,961	$14,948,390
Accounts payable and accrued expenses	171,715	160,513
Due to related parties	10,969	11,109

Total liabilities	13,780,645	15,120,012

Partners’ capital:
Limited partners’ capital accounts	15,444,197	19,138,676
General partner’s capital account	(4,563)	(12,545)

Total partners’ capital	15,439,634	19,126,131

Total liabilities and partners’ capital	$29,220,279	$34,246,143

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Discontinued Operations
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Operating revenue:
Rental income	$2,874,064	$3,412,477	$3,363,815
Lease termination fee	—	254,159	—
Finance income	146,330	199,059	310,428

Total operating revenue	3,020,394	3,865,695	3,674,243

Operating costs and expenses:
Interest expense	1,182,993	1,271,165	1,266,420
Depreciation	473,108	506,298	489,976
General and administrative	617,557	218,997	166,788
Debt retirement costs	209,010	—	—
Provision for losses	15,000	—	195,542

Total operating costs and expenses	2,497,668	1,996,460	2,118,726

Income from discontinued operations before other income	522,726	1,869,235	1,555,517
Other income :
Gain on sale of equipment	8,040	45,741	—
Gain on sale of real estate	262,045	—	—
Interest and other income	5,340	4,857	1,478

Total other income	275,425	50,598	1,478

Net income from discontinued operations	798,151	1,919,833	1,556,995

Net income from discontinued operations allocable to general partner	7,982	19,198	15,570

Net income from discontinued operations allocable to limited partners	$790,169	$1,900,635	$1,541,425

Net income from discontinued operations per limited partnership unit	$27.23	$65.00	$52.49

Weighted average number of limited partnership units outstanding	29,020	29,239	29,369

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Changes in Partners’ Capital
For the Years Ended December 31, 2004, 2003 and 2002

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, January 1, 2002	29,391	$21,645,283	$15,622	$21,660,905
Distributions - ($104.11 per limited partnership unit)	—	(3,057,620)	(62,935)	(3,120,555)
Repurchase of limited partnership units	(50)	(37,243)	—	(37,243)
Net income from discontinued operations	—	1,541,425	15,570	1,556,995

Balance, December 31, 2002	29,341	20,091,845	(31,743)	20,060,102
Distributions - ($93.03 per limited partnership unit)	—	(2,720,000)	—	(2,720,000)
Repurchase of limited partnership units	(186)	(133,804)	—	(133,804)
Net income from discontinued operations	—	1,900,635	19,198	1,919,833

Balance, December 31, 2003	29,155	19,138,676	(12,545)	19,126,131
Distributions - ($150.24 per limited partnership unit)	—	(4,359,932)	—	(4,359,932)
Repurchase of limited partnership units	(180)	(124,716)	—	(124,716)
Net income from discontinued operations	—	790,169	7,982	798,151

Balance, December 31, 2004	28,975	$15,444,197	$(4,563)	$15,439,634

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income from discontinued operations	$798,151	$1,919,833	$1,556,995
Adjustments to net income:
Depreciation	473,108	506,298	489,976
Amortization of debt issuance costs	50,920	78,728	79,804
Gain on sale of equipment	(8,040)	(45,741)	—
Gain on sale of real estate	(262,045)	—	—
Provision for losses	15,000	—	195,542
Decrease (increase) in unbilled rent	72,591	(293,045)	(217,227)
Decrease (increase) in accounts receivable	122,178	(209,404)	(70,088)
Increase (decrease) in accounts payable and accrued expenses	11,202	3,271	(9,118)
Decrease in due from related parties	—	—	3,667
Decrease in due to related parties	(140)	(8,829)	(64,236)
(Increase) decrease in restricted cash	(99,616)	788	(30,733)

Net cash provided by operating activities	1,173,309	1,951,899	1,934,582

Cash flows from investing activities:
Purchase of properties subject to operating leases	—	(1,155,000)	—
Proceeds from sale of equipment	40,200	345,309	180,983
Proceeds from sale of operating lease	3,849,337	—	—
Principal collections on financing leases	220,951	712,232	1,221,113

Net cash provided by (used in) investing activities	4,110,489	(97,459)	1,402,096

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	920,000	—
Debt issuance costs	—	(12,276)	—
Repayments of notes payable	(1,350,429)	(346,509)	(303,391)
Repurchase of limited partnership units	(124,716)	(133,804)	(37,243)
Distributions to limited partners	(4,359,932)	(2,720,000)	(3,057,620)
Distributions to general partner	—	—	(62,935)

Net cash used in financing activities	(5,835,077)	(2,292,589)	(3,461,189)

Net decrease in cash and cash equivalents	(551,279)	(438,149)	(124,511)

Cash and cash equivalents, beginning of period	694,742	1,132,891	1,257,402

Cash and cash equivalents, end of period	$143,463	$694,742	$1,132,891

Cash paid for interest	$1,129,074	$1,216,350	$1,191,910

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

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At December 31, 2004, the Partnership had 28,975 Units issued and outstanding.

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

Following is a summary of the Partnership’s significant accounting policies:

Basis of presentation

In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which include entering into an exclusive listing agreement with a third party, who will oversee the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of this plan, all assets except cash are classified as Assets Held for Sale, all liabilities are classified as Liabilities Held for Sale and the results of the operations in their entirety are classified as discontinued operations for all years presented, since the operations are directly related to the assets or liabilities held for sale. The assets of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement.

Cash and cash equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

The Partnership is required to maintain a cash balance in an escrow account until specific requirements have been satisfied related to a note payable.

Rental income from operating leases

The Partnership’s operating leases have scheduled rent increases which occur at various dates throughout the lease terms. Increases to rental income on leases that provide for rental increases based on changes in the Consumer Price Index commence being recognized when the increase is known. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease for those leases with fixed percentage increases subject to reasonably assured collectibility. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement; an amount is recorded as unbilled rent. In addition to scheduled rent increases, certain of the Partnership’s leases also have percentage and overage rent clauses, which the Partnership recognizes after the tenants’ reported sales have exceeded the applicable sales breakpoint.

As of December 31, 2004, operating leases to S&A Restaurants Corporation, United Supermarkets, Inc. and Hollywood Entertainment Corp. represented 22.4%, 15.5% and 11.0%, respectively, of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position.

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

The cost of the properties acquired is allocated among land, buildings and equipment and recognized intangibles based upon estimated far values in accordance with the provisions of SFAS No 141, “Business Combinations”. Recognized intangibles include the value of acquired lease contracts. In computing the value of acquired lease contracts, consideration is given to (a) whether the lease is at market rates (b) origination fees typically incurred to negotiate a contract and (c) recovery costs to replace the tenant.

As of December 31, 2004, 89.5% of the properties owned by Partnership are occupied, with two remaining properties being vacant. In addition, all but one of the Partnership’s investments in equipment subject to financing leases are performing. Of the seventeen occupied properties, sixteen are paying as agreed and one is more than 120 days delinquent. The Partnership is working with this tenant on a plan to recover the outstanding past due rents. The original leases have been terminated on the Partnership’s two vacant properties. All of the above properties and investments in equipment subject to financing leases are held for sale. Based on current offers and sales agreements for the properties, the General Partner does not have evidence at this time to believe impairment exists on any of the properties.

For year ended December 31, 2004, the Partnership sold three properties that were triggered by the tenant’s exercise of purchase option clauses in the lease agreements. The properties were sold for net cash proceeds of approximately $3.9 million, resulting in a gain of approximately $262,000. There were approximately $209,000 in debt retirement costs associated with the disposition of the one property.

All of the properties are subject to triple net leases pursuant to which the tenant is responsible for all expenses related to the cost of operating the properties, including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2004, original base terms of the property leases ranged from 10 to 20 years, and the weighted average remaining base term of the property lease portfolio was 11 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. All but two of the leases provide for increases in the monthly rents during the base term of the lease, with most of these determined based upon fixed, contractual rates of increase.

In accordance with the provisions of FAS 144, all assets held for sale are recorded at the lower of carrying value or fair market value less costs to sell. Additionally, depreciation has been ceased on these assets effective December 31, 2004.

Net investment in financing leases

Net investment in financing leases represents one building used as a retail store that is subject to a long-term ground lease and equipment used in restaurant operations which are leased on a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. The Partnership periodically reviews its financing lease portfolio for impairment whenever events or changes in circumstances indicate that the carrying value of a lease may not be recoverable. If impairment is indicated, a loss reserve is calculated based on the estimated amounts recoverable. At December 31, 2004, 2003 and 2002, the Partnership had provided an allowance of $275,542, $260,542 and $260,542, respectively, for uncollectible amounts associated with its financing leases.

Note payable

Notes Payable have fair values equal to $14,261,504 based on debt with similar terms reflecting current interest rates.

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

Income taxes

No provision for income taxes is included in the accompanying financial statements, as the Partnership’s results of operations are passed through to the partners for inclusion in their respective income tax returns. The principal reasons for the difference between net income passed through the partners for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, different useful lives and depreciation methods for real property and the provision for losses for reporting purposes versus bad debt expense for tax purposes.

Estimates

The preparation of financial statements in conformity with United States generally accepted accounting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to the 2004 presentations.

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

3. Related Party Transactions and Agreements

Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee). The Partnership incurred $55,000 in acquisition fees during 2003 for the purchase of a property. In 2004 and 2002, the Partnership incurred no acquisition fees. The acquisition fees are capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases. The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $32,180, $43,093 and $48,142 were expensed as incurred during 2004, 2003 and 2002, respectively.

The Partnership Agreement provides for the General Partner to receive liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum on their adjusted invested capital, plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not pay any liquidation fees during 2004, 2003 or 2002. The Partnership Agreement provides for the General Partner to receive equipment liquidation fees in the amount of 3% of the contract sales price. The Partnership did not incur any equipment liquidation fees during 2004, 2003 and 2002.

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

4. Land and Building Subject to Operating Leases

The net investment in operating leases as of December 31, 2004 and 2003 is comprised of the following:

	2004	2003
Land	$10,261,124	$11,428,200
Building and improvements	17,979,564	20,445,311

	28,240,688	31,873,511
Less accumulated depreciation	(2,335,649)	(2,205,530)

	$25,905,039	$29,667,981

The following is a schedule of future minimum lease payments to be received on the operating leases as of December 31, 2004:

2005	$2,726,021
2006	2,753,781
2007	2,725,959
2008	2,677,988
2009	2,693,159
Thereafter	21,998,729

Total	$35,575,637

5. Net Investment in Financing Leases

The net investment in financing leases as of December 31, 2004 and 2003 is comprised of the following:

	2004	2003
Minimum lease payments to be received	$2,126,118	$2,493,399
Estimated residual value	—	32,160

Gross investment in financing leases	2,126,118	2,525,559
Less unearned income	(799,693)	(946,023)

Net investment in financing leases	$1,326,425	$1,579,536

The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 2004:

2005	$222,946
2006	160,000
2007	157,485
2008	154,000
2009	166,833
Thereafter	1,264,854

Total	$2,126,118

6. Notes Payable

In December 1998, the Partnership entered into a $6.4 million term note. The note has a 10-year term, is collateralized by certain properties which have a carrying value of approximately $11.6 million subject to operating leases, and bears interest at a rate of 8.13% per annum.

In March 1999, the Partnership entered into an additional $3.3 million term note. The note has a 10-year term, is collateralized by certain properties which have a carrying value of approximately $3.4 million subject to operating leases, and bears interest at a rate of 8.5% per annum. In March 2004, the partnership defeased approximately $466,000 of this note payable with proceeds from the sale of a property.

The Partnership purchased one net leased real estate property in October 2000 and assumed a $3.75 million term note in connection with the acquisition of a property. The note has a 10-year term which has a carrying value of approximately $4.6 million and bears interest at the rate of 8.35% per annum

In November 2001, the Partnership entered into an additional $1.5 million term note. In June 2004, the Partnership sold a property subject to an operating lease that secured this note. Using proceeds from the sale, the note was paid down to a balance of $874,000, and the maturity date was extended to July 2006. The remaining note is secured by a certain property subject to an operating lease which has a carrying value of $1.5 million, and bears interest at a rate of prime plus 2% per annum.

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

At December 31, 2004, annual maturities on the notes in aggregate are as follows:

2005	$369,399
2006	1,219,963
2007	404,398
2008	3,667,182
2009	7,198,987
Thereafter	738,032

Total	$13,597,961

7. Change in Estimate

The Partnership holds two vacant properties for which it is marketing for sale. In June 2004, the leases on these properties (for which rental payments were over eighteen months past due), along with the rights to pursue remedies against the tenant and all Guarantors, were terminated as the Partnership entered into a Settlement Agreement with the former tenants and Guarantors. Under that Settlement Agreement, the Partnership received $100,000 as full and final payment from all parties involved. The remaining receivable of $277,000 associated with these leases was written off as bad debt expense in 2004 and is included in the general and administrative expenses.

8. Subsequent Event

Based upon the results of operations for the three-month period ended December 31, 2004, the Partnership declared distributions of $375,000 to its limited partners on January 18, 2005.

On February 15, 2005, the Partnership executed an Agreement of Sale (the “Agreement”) pursuant to which the Partnership has agreed to sell twelve of the Partnership’s properties and certain real property leases related to such properties for an aggregate purchase price of $20,975,000. Under the Agreement, the purchase price may be adjusted if, among other things, less than all the properties set forth in the Agreement are sold due to the exercise by tenants of certain rights of first refusal contained in the property leases.

The closing of the transactions contemplated by the Agreement is contingent upon the satisfaction of certain customary conditions set forth more fully in the Agreement, including satisfactory completion of due diligence review. In addition, the closing is further contingent upon the contemporaneous closing of a separate agreement of sale between the purchaser and Captec Franchise Capital Partners, L.P. III (“LP III”), an affiliate of the Partnership, governing the sale of ten properties owned by LP III. The parties to the Agreement anticipate that the closing will occur during the second quarter of 2005.

9. Quarterly Results of Discontinued Operations (Unaudited)

The following is a summary of the Partnership’s unaudited quarterly results of operations for the year ended December 31, 2004 and 2003:

	Year Ended December 31, 2004
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue- as reported	777,116	718,800	703,232	821,246
Net income from discontinued operations allocable to general partner	3,041	2,036	2,210	695
Net income from discontinued operations allocable to limited partner	301,039	201,607	218,769	68,754
Net income from discontinued operations per limited partnership unit	10.33	6.96	7.55	2.39

	Year Ended December 31, 2003
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenue- as reported	899,237	926,734	920,628	1,119,096
Net income from discontinued operations allocable to general partner	4,315	4,633	4,515	5,735
Net income from discontinued operations allocable to limited partner	427,166	458,648	446,995	567,826
Net income from discontinued operations per limited partnership unit	14.56	15.69	15.29	19.46

In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of the Plan of Liquidation and Dissolution, the results of the operations in their entirety are classified as discontinued operations for all periods presented, since the operations are directly related to the assets or liabilities held for sale.

SCHEDULE III

PROPERTIES AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

					Cost	Gross Amount
					Capitalized	At Which
					Subsequent	Carried At		Date of
	Type of	State		Initial Cost	To	Close	Accumulated	Acquisition/	Acquisition/
Concept	Property	Location	Encumbrances	To Company	Acquisition	Of Period	Depreciation	Construction	Construction	Depreciation
Hollywood Video	Retail	OH	736,836	1,455,300	—	1,455,300	152,569	1997	Acquisition	40 Years
Blockbuster Video	Retail	GA	590,078	1,170,000	—	1,170,000	143,275	1997	Acquisition	40 Years
Carino’s	Restaurant	TX	883,177	1,680,000	—	1,680,000	97,344	1997	Acquisition	40 Years
Hollywood Video	Retail	OH	762,912	1,454,880	—	1,454,880	165,347	1998	Acquisition	40 Years
Steak & Ale	Restaurant	MI	1,028,261	2,100,000	—	2,100,000	166,701	1998	Acquisition	40 Years
Steak & Ale	Restaurant	PA	1,196,139	2,441,250	—	2,441,250	153,307	1998	Acquisition	40 Years
Bennigan’s	Restaurant	VA	796,226	1,627,500	—	1,627,500	207,822	1998	Acquisition	40 Years
Taco Bell	Restaurant	MI	385,541	766,500	—	766,500	63,788	1998	Acquisition	40 Years
Taco Bell	Restaurant	MI	385,541	766,500	—	766,500	74,025	1998	Acquisition	40 Years
Arby’s	Restaurant	MI	381,371	840,000	—	840,000	83,125	1998	Acquisition	40 Years
Simply Fondue	Restaurant	TX	951,803	1,914,230	—	1,914,230	36,095	1998	Acquisition	40 Years
Del Taco	Restaurant	CA	654,981	1,239,000	—	1,239,000	72,375	1998	Construction	40 Years
Carinos	Restaurant	TX	750,000	1,675,622	—	1,675,622	144,828	1999	Construction	40 Years
Vacant	Restaurant	AZ	—	941,850	—	941,850	87,128	1999	Acquisition	40 Years
Vacant	Restaurant	AZ	499,998	948,150	—	948,150	88,450	1999	Acquisition	40 Years
Arby’s	Restaurant	IA	—	987,000		987,000	94,106	1999	Acquisition	40 Years
United Supermarket	Retail	TX	3,738,450	5,077,906	—	5,077,906	464,940	2000	Acquisition	40 Years
Taco Bell	Restaurant	OH	920,000	1,155,000	—	1,155,000	40,424	2003	Acquisition	40 Years

Total Properties				$28,240,688	$—	$28,240,688	$2,335,649

Notes:

The changes in total properties for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Balance, beginning of year	$31,873,511	$30,746,780
Acquisitions	—	1,155,000
Dispositions and other	(3,632,823)	(28,269)
Costs Capitalized	—	—

Balance, end of year	$28,240,688	$31,873,511

The changes in accumulated depreciation for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Balance, beginning of year	$2,205,530	$1,836,387
Depreciation expense	473,108	506,298
Dispositions and other	(342,989)	(137,155)

Balance, end of year	$2,335,649	$2,205,530

EXHIBIT INDEX

Number	Exhibit Index
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004 and the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.2	Promissory Note dated March 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

31	Certification Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002