Form 10-Q
period 2005-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2005-05-13
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court: Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

Index to Form 10-Q

Item No.	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets, March 31, 2005 and December 31, 2004	3

Statement of Discontinued Operations for the three months ended March 31, 2005 and 2004	4

Statement of Changes in Partners’ Capital for the three months ended March 31, 2005	5

Statement of Cash Flows for the three months ended March 31, 2005 and 2004	6

Notes to Financial Statements	7–9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9–12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	13

PART II OTHER INFORMATION
Other Information	13-14

SIGNATURES

15
CERTIFICATION Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	16
Certification Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350

Captec Franchise Capital Partners L.P. IV

Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$46,572	$143,463
Restricted cash	236,253	333,006
Assets Held for Sale:
Operating leases, net	25,905,039	25,905,039
Financing leases, net	1,283,104	1,326,425
Unbilled rent, net	1,136,432	1,075,996
Other Assets	273,087	258,339
Accounts receivable	161,841	178,011

Total assets	$29,042,328	$29,220,279

Liabilities and Partners’ Capital

Liabilities Held for Sale:
Notes payable	$13,508,563	$13,597,961
Accounts payable and accrued expenses	119,393	171,715
Due to related parties	5,649	10,969

Total liabilities	13,633,605	13,780,645

Partners’ capital:
Limited partners’ capital accounts	15,409,845	15,444,197
General partner’s capital account	(1,122)	(4,563)

Total partners’ capital	15,408,723	15,439,634

Total liabilities and partners’ capital	$29,042,328	$29,220,279

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV

Statement of Discontinued Operations

For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Operating revenue:
Rental income	$703,798	$783,576
Finance income	32,607	39,270

Total operating revenue	736,405	822,846

Operating costs and expenses:
Interest expense	288,736	312,534
Depreciation	—	126,675
Debt Retirement Costs	—	209,010
General and administrative	105,927	123,026

Total operating costs and expenses	394,663	771,245

Income from discontinued operations	341,742	51,601
Other income :
Gain on sale of equipment	1,997	—
Gain on sale of real estate	—	252,311
Interest and other income	350	168

Total other income	2,347	252,479

Net Income from discontinued operations	344,089	304,080

Net income from discontinued operations allocable to general partner	$3,441	$3,041

Net income from discontinued operations allocable to limited partners	$340,648	$301,039

Net income from discontinued operations per limited partnership unit	$11.76	$10.33

Weighted average number of limited partnership units outstanding	28,975	29,155

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV

Statements of Changes in Partners’ Capital

For the three months ended March 31, 2005
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2004	28,975	$15,444,197	$(4,563)	$15,439,634

Distributions - ($12.94 per limited partnership unit)	—	(375,000)	—	(375,000)

Net income from discontinued operations	—	340,648	3,441	344,089

Balance, March 31, 2005	28,975	$15,409,845	$(1,122)	$15,408,723

The accompanying notes are an integral part of the financial statements.

Statements of Cash Flows

For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income from discontinued operations	$344,089	$304,080
Adjustments to net income:
Depreciation	—	126,675
Amortization of debt issuance costs	14,895	39,613
Gain on sale of equipment	(1,997)	—
Gain on sale of real estate	—	(252,311)
Increase in unbilled rent	(60,436)	(3,084)
Decrease (increase) in accounts receivable	16,170	(34,794)
Decrease in accounts payable and accrued expenses	(52,322)	(54,008)
Decrease in due to related parties	(5,320)	(3,796)
Increase in other assets	(29,643)	—
Decrease (increase) in restricted cash	96,753	(15,277)

Net cash provided by operating activities	322,189	107,098

Cash flows from investing activities:
Proceeds from sale of equipment	15,000	—
Proceeds from sale of real estate	—	2,130,375
Principal collections on financing leases	30,318	65,091

Net cash provided by investing activities	45,318	2,195,466

Cash flows from financing activities:
Repayments of notes payable	(89,398)	(553,481)
Distributions to limited partners	(375,000)	(500,000)

Net cash used in financing activities	(464,398)	(1,053,481)

Net (decrease) increase in cash and cash equivalents	(96,891)	1,249,083

Cash and cash equivalents, beginning of period	143,463	694,742

Cash and cash equivalents, end of period	$46,572	$1,943,825

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV

NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At March 31, 2005, the Partnership had 28,975 Units issued and outstanding.

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

In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which included entering into an exclusive listing agreement with a third party, who will oversee the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of this plan, all assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued, all liabilities are classified as Liabilities Held for Sale and the results of the operations in their entirety are classified as discontinued operations for all years presented, since the operations are directly related to the assets or liabilities held for sale. The assets of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement.

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

The balance sheet of the Partnership as of March 31, 2005, the statements of discontinued operations and cash flows for the periods ending March 31, 2005 and March 31, 2004 and the statements of changes in partners’ capital for the period ending March 31, 2005 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 30, 2005.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of March 31, 2005 is comprised of the following:

Land	$10,261,124
Building and improvements	17,979,564

28,240,688
Less accumulated depreciation	(2,335,649)

Total	$25,905,039

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of March 31, 2005 is comprised of the following:

Minimum lease payments to be received	$2,049,175
Less unearned income	(766,071)

Net investment in financing leases	$1,283,104

4.	NOTES PAYABLE:

In December 1998, the Partnership entered into a $6.4 million term note. The note has a 10-year term, is collateralized by certain properties which have a carrying value of approximately $11.6 million subject to operating leases, and bears interest at a rate of 8.13% per annum.

In March 1999, the Partnership entered into an additional $3.3 million term note. The note has a 10-year term, is collateralized by properties which have a carrying value of approximately $3.4 million subject to operating leases, and bears interest at a rate of 8.5% per annum. In March 2004, the Partnership defeased approximately $466,000 of this note payable with proceeds from the sale of a property.

In October 2000, the Partnership assumed a $3.75 million term note, collateralized by a certain property which has a carrying value of approximately $4.6 million. The note has a 10-year term, and bears interest at a rate of 8.35% per annum.

In November 2001, the Partnership entered into a $1.5 million term note. In June 2004, the Partnership sold a property subject to an operating lease that secured this note. Using proceeds from the sale, the note was paid down to a balance of $874,000, and the maturity date was extended to July 2006. The remaining note is secured by a property subject to an operating lease which has a carrying value of $1.5 million, and bears interest at a rate of prime plus 2% per annum.

In April 2003, the Partnership entered into an $862,500 term note. The note has a 5-year term, is collateralized by a property subject to an operating lease which has a carrying value of $1.1 million, and bears interest at a rate of 6.25%, per annum.

In April 2003, the Partnership entered into a $57,500 unsecured revolving note. The note initially had a 2-year term and bore interest at a variable rate equivalent to the Wall Street Journal (WSJ) prime rate plus 1/2%. The interest rate is adjusted monthly for changes in the WSJ prime rate. In April 2005, the maturity date on the note was extended to April 2006. All other terms and conditions on the note remain unchanged.

Debt issuance costs of $646,349 were incurred in connection with the issuance of the notes, and are being amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words, “intends,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, some of which are beyond the Partnership’s control, which could cause actual results to differ materially from those projected. Such risks and uncertainties include the following: (i) a tenant may default in making rent payments, (ii) a fire or other casualty may interrupt the cash flow stream from a property, (iii) the properties may not be leased at the assumed rental rates, (iv) unexpected expenses may be incurred in the ownership of the properties, and (v) properties may not be sold at the presently anticipated prices and times. Any statements contained in this report or any documents incorporated herein by reference that are not statements of historical fact may be deemed to be forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Partnership disclaims, except as may be required by law, any obligations to update or release revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005. During the three months ended March 31, 2005, total operating revenue decreased 10.5% to approximately $736,000 compared to approximately $823,000 for the three months ended March 31, 2004. Rental revenue from operating leases for the three months ended March 31, 2005 decreased 10.2% to approximately $704,000 compared to approximately $784,000 for the prior year period, primarily due to the disposition of three operating leases in 2004. Earned income from financing leases for the three months ended March 31, 2005 decreased 17.0% to approximately $33,000 compared to approximately $39,000 for the three months ended March 31, 2004 due to the amortization of principal balances and the disposition of an equipment lease in April 2004.

Operating expenses from discontinued operations totaled approximately $395,000 for the three months ended March 31, 2005, compared to approximately $771,000 for the three months ended March 31, 2004. No depreciation expense is recognized for the three months ended March 31, 2005. In accordance with FAS 144, all of the Partnership’s assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued. General and administrative expense decreased by approximately $13,000 for the three months ended March 31, 2005 compared to the prior year period due to reduction in property taxes. For the three months ended March 31, 2004, there were approximately $209,000 in debt retirement costs associated with the disposition of one of the property in 2004.

Other income from discontinued operations for the three months ended March 31, 2005 was approximately $2,000 due to the disposition of an equipment lease in February 2005 for net cash proceeds of $15,000, resulting in a gain of approximately $2,000. Other income from discontinued operations for the three months ended March 31, 2004 was approximately $252,000 and related to the sale of two properties that were triggered by the tenants’ exercise of purchase option clauses in the lease agreements. The properties were sold in March 2004 for net cash proceeds of approximately $2.1million.

As a result of the foregoing, the Partnership’s net income from discontinued operations increased 13.2% to approximately $344,000 for the three months ended March 31, 2005, compared to $304,000 for the three months ended March 31, 2004.

The Partnership announced first quarter distributions of approximately $250,000, of which approximately $217,760 was distributed to certain limited partners on April 15, 2005 and the remainder of which will be distributed to limited partners electing to receive distributions on a monthly basis.

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

In March 1999, the Partnership entered into an additional $3.3 million term note. The note has a 10-year term, is collateralized by properties which have a carrying value of approximately $3.4 million subject to operating leases, and bears interest at a rate of 8.5% per annum. In March 2004, the Partnership defeased approximately $466,000 of this note payable with proceeds from the sale of a property.

The Partnership purchased a property in October 2000 and assumed a $3.75 million term note in connection with the acquisition. The note has a 10-year term, is collateralized by a property which has a carrying value of approximately $4.6 million and bears interest at the rate of 8.35% per annum

In November 2001, the Partnership entered into a $1.5 million term note. In June 2004, the Partnership sold a property subject to an operating lease that secured this note. Using proceeds from the sale, the note was paid down to a balance of $874,000, and the maturity date was extended to July 2006. The remaining note is secured by a property subject to an operating lease which has a carrying value of $1.5 million, and bears interest at a rate of prime plus 2% per annum.

In April 2003, the Partnership entered into an $862,500 term note. The note has a 5-year term, is collateralized by a property subject to an operating lease which has a carrying value of $1.1 million, and bears interest at a rate of 6.25%, per annum.

In April 2003, the Partnership entered into a $57,500 unsecured revolving note. The note initially had a 2-year term and bore interest at a variable rate equivalent to the Wall Street Journal (WSJ) prime rate plus 1/2%. The interest rate is adjusted monthly for changes in the WSJ prime rate. In April 2005, the maturity date on the note was extended to April 2006. All other terms and conditions on the note remain unchanged.

Debt issuance costs of $646,349 were incurred in connection with the issuance of the notes, and are being amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method.

As of March 31, 2005, the Partnership had a portfolio of 19 properties located in 9 states, with a cost basis of $29.4 million, and 2 performing equipment leases with an original investment of $517,000. The remaining net investment in the Partnership’s leased equipment is $55,000, net of $462,000 of aggregate principal collections on financing leases during the life of those investments. Inclusive of the above amount, the Partnership has received approximately $7.0 million of aggregate principal collections on its financing leases during the life of those investments. As of March 31, 2005, the Partnership has not made, nor does it intend to make, any commitments to purchase additional properties.

The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant the repurchase plan. At March 31, 2005, the Partnership had 28,975 Units issued and outstanding. The Partnership is not obligated to accept Unit repurchase requests if the annualized Cash Flow for the three months prior to the redemption period is less than 10% per annum of the adjusted investment and/or if such repurchases would impair the capital of the Partnership. In connection with the announcement of the Partnership’s liquidation plans, the general partner has indefinitely suspended the repurchase plan.

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

Effective November 8, 2004 the limited partners consented to the Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution and has entered into an exclusive listing agreement with a third party that will oversee the marketing and sale of the Partnership’s assets. Management believes the proceeds on sale will be adequate to pay off all liabilities and make one or more distributions to the partners.

Disclosure of Contractual Obligations

	Payment due by period
Contractual		Less than	1-3	3-5
Obligations	Total	1 year	years	years	More than 5 years
Long-term Debt Obligation	$13,508,563	$275,061	$2,724,718	$10,508,784	—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit risk relates to investment in leases and accounts receivable balances and results from the possibility of lessee defaulting on its contractual obligation to the Partnership. Both the ability of the lessees to pay rent on a timely basis and the amount of the rent (which is the Partnership’s principal source of income) are affected by general economic conditions. A default by a lessee or other premature termination of a lease agreement will interrupt rental payments and Partnership cash flows would be temporarily impacted. In such an instance, the general partner expects that it would find a substitute lessee, however, there can be no assurances that the property or equipment could be leased on comparable or acceptable terms. The Partnership monitors this risk by performing ongoing credit evaluations of lessees and maintains allowances for potential credit losses.

The Partnership is exposed to interest rate risks, primarily as a result of its long-term fixed rate debt used to finance its investments. The Partnership’s approach to interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows by matching investments with long-term fixed rate borrowings to the extent possible. A change in interest rates will not affect the interest expense associated with the fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on the Partnership’s future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets. Current Notes Payables mature in 2006 and in the years 2008 through 2010.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS . None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 5. OTHER INFORMATION. None

ITEM 6. EXHIBITS.

    The following exhibits are included herein or incorporated by reference:

Number	Exhibit
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004 and the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

Number	Exhibit
10.2	Promissory Note dated March 31, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. IV
GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	May 13, 2005

Exhibit Index

Exhibit
Number	Description
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002