Form 10-K/A
period 2004-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2005-06-03
CIK 1020157

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in Part III of this Annual Report on Form 10-K/A:

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

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
By:	GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach
Patrick L. Beach
President

Date:	June 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick L. Beach
Patrick L. Beach
President
Date:	June 3, 2005

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

/s/ PricewaterhouseCoopers LLP

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