Form 10-Q
period 2005-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2005-08-15
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. IV
Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$9,591,610	$143,463
Restricted cash	—	333,006
Assets Held for Sale:
Operating leases, net	9,881,725	25,905,039
Financing leases, net	1,242,458	1,326,425
Unbilled rent, net	148,743	1,075,996
Other Assets	—	258,339
Due from Related Parties	1,310	—
Accounts receivable	21,602	178,011

Total assets	$20,887,448	$29,220,279

Liabilities and Partners’ Capital

Liabilities Held for Sale:
Notes payable	$3,485,025	$13,597,961
Accounts payable and accrued expenses	59,466	171,715
Due to related parties	—	10,969

Total liabilities	3,544,491	13,780,645

Partners’ capital:
Limited partners’ capital accounts	17,322,237	15,444,197
General partner’s capital account	20,720	(4,563)

Total partners’ capital	17,342,957	15,439,634

Total liabilities and partners’ capital	$20,887,448	$29,220,279

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Discontinued Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating revenue:
Rental income	$573,131	$734,507	$1,276,928	$1,526,661
Finance income	31,525	37,389	64,132	76,659

Total operating revenue	604,656	771,896	1,341,060	1,603,320

Operating costs and expenses:
Interest expense	223,509	295,926	512,246	608,460
Depreciation	—	121,239	—	247,915
Debt retirement costs	1,360,589	—	1,360,589	209,010
General and administrative	83,582	181,819	189,509	304,844

Total operating costs and expenses	1,667,680	598,984	2,062,344	1,370,229

Income (loss) from discontinued operations before other income	(1,063,024)	172,912	(721,284)	233,091
Other income :
Gain on sale of equipment	—	8,040	1,997	8,040
Gain on sale of real estate	3,231,936	17,811	3,231,936	261,545
Interest and other income	15,324	4,881	15,674	5,049

Total other income	3,247,260	30,732	3,249,607	274,634

Net Income from discontinued operations	2,184,236	203,644	2,528,323	507,725

Net income from discontinued operations allocable to general partner	$21,842	$2,036	$25,283	$5,077

Net income from discontinued operations allocable to limited partners	$2,162,394	$201,608	$2,503,040	$502,648

Net income from discontinued operations per limited partnership unit	$74.63	$6.96	$86.39	$17.30

Weighted average number of limited partnership units outstanding	28,975	28,975	28,975	29,065

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Changes in Partners’ Capital
For the six months ended June 30, 2005
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2004	28,975	$15,444,197	$(4,563)	$15,439,634

Distributions — ($21.57 per limited partnership unit)	—	(625,000)	—	(625,000)

Net income from discontinued operations	—	2,503,040	25,283	2,528,323

Balance, June 30, 2005	28,975	$17,322,237	$20,720	$17,342,957

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows
For the six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income from discontinued operations	$2,528,323	$507,725
Adjustments to net income:
Depreciation	—	247,915
Amortization of debt issuance costs	25,749	51,752
Gain on sale of equipment	(1,997)	(8,040)
Gain on sale of real estate	(3,231,936)	(261,545)
Loss on investments in financing leases	9,961	—
Increase in unbilled rent	(194,230)	(23,288)
Decrease in accounts receivable	9,410	169,351
Decrease in accounts payable and accrued expenses	(82,347)	(53,132)
Increase in due from related parties	(1,310)	—
(Decrease) increase in due to related parties	(10,969)	786
Decrease (increase) in restricted cash	333,006	(43,620)

Net cash (used in) provided by operating activities	(616,340)	587,904

Cash flows from investing activities:
Proceeds from sale of equipment	15,000	40,200
Proceeds from sale of real estate	20,786,225	3,848,836
Payment of lease commissions	(59,805)	—
Principal collections on financing leases	61,003	112,393

Net cash provided by investing activities	20,802,423	4,001,429

Cash flows from financing activities:
Repayments of notes payable	(10,112,936)	(1,174,817)
Repurchase of limited partnership units	—	(124,716)
Distributions to limited partners	(625,000)	(2,352,990)

Net cash used in financing activities	(10,737,936)	(3,652,523)

Net increase in cash and cash equivalents	9,448,147	936,810

Cash and cash equivalents, beginning of period	143,463	694,742

Cash and cash equivalents, end of period	$9,591,610	$1,631,552

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS
1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The initial general partners of the Partnership were Captec Franchise Capital Corporation IV (the “Corporation”), a wholly-owned subsidiary of Captec Financial Group, Inc. (“Captec”), an affiliate, and Patrick L. Beach, the Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Captec. In August 1998, Captec Net Lease Realty, Inc. (“Captec Net Lease”), an affiliate, acquired the general partnership interest of the Partnership. In December 2001, Captec Net Lease merged with and into Commercial Net Lease Realty, Inc. (“Commercial Net Lease”). In connection with the merger, Commercial Net Lease agreed to sell and assign its general partnership interest in the Partnership to GP4 Asset Acquisition, LLC (“GP4 Asset Acquisition”), which is wholly-owned by Mr. Beach and is an affiliate of Captec. Effective January 15, 2002, the limited partners consented to the transfer of the general partnership interest. On September 11, 2003, the Partnership’s secured lender consented to the transfer of the general partnership interest to GP4 Asset Acquisition. Upon receipt of the secured lender’s consent, GP4 Asset Acquisition became the general partner of the Partnership.

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At June 30, 2005, the Partnership had 28,975 Units issued and outstanding.

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

Distributions per limited partnership Unit are calculated using the actual distributions disbursed during the period and the weighted average number of limited partnership Units outstanding during the period. Actual individual limited partner distributions may vary from this calculation as a result of a variety of factors including: (i) actual distributions are computed based on quarterly operating results and outstanding limited partnership units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distributions versus quarterly distributions which creates timing differences between comparative calculations, (iii) liquidating distributions are calculated using capital account balances and (iv) the calculation ignores the timing of repurchases.
In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which included entering into an exclusive listing agreement with a third party, who will oversee the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of this plan, all assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued, all liabilities are classified as Liabilities Held for Sale and the results of the operations in their entirety are classified as discontinued operations for all years presented, since the operations are directly related to the assets or liabilities held for sale. The assets of the Partnership will be sold and the net proceeds of such sale will be distributed to the partners after the repayment of all debt in accordance with the partnership agreement.
On June 3, 2005, the Partnership sold twelve of the Partnership’s properties and certain real property leases related to such properties for an aggregate purchase price of $20,975,000. Simultaneous with the closing of the sale, the Partnership repaid approximately $9,937,000 of its notes payable and paid related debt retirement costs of approximately $1,361,000. After setting aside reserves for outstanding liabilities and expenses of the ongoing liquidation, the Partnership made a special partial liquidating distribution on August 5, 2005 to the limited partners from the proceeds of this sale in the aggregate amount of approximately $8,700,000. In accordance with the Partnership agreement, this special distribution was allocated among partners in proportion to their capital accounts.
The balance sheet of the Partnership as of June 30, 2005, the statements of discontinued operations and cash flows for the periods ending June 30, 2005 and June 30, 2004 and the statements of changes in partners’ capital for the period ending June 30, 2005 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of discontinued operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 30, 2005.
2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases as of June 30, 2005 is comprised of the following:

Land	$2,501,100
Building and improvements	8,483,987

10,985,087
Less accumulated depreciation	(1,103,362)

Total	$9,881,725

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of June 30, 2005 is comprised of the following:

Minimum lease payments to be received	$1,966,687
Less unearned income	(724,229)

Net investment in financing leases	$1,242,458

4.	NOTES PAYABLE:

In December 1998, the Partnership entered into a $6.4 million term note. The note had a 10-year term, was collateralized by certain properties that had a carrying value of approximately $11.6 million subject to operating leases, and bore interest at a rate of 8.13% per annum. Using the proceeds from the sale of twelve properties on June 3, 2005, the Partnership defeased all remaining amounts payable under this note. The Partnership incurred approximately $841,000 of yield maintenance costs and $46,000 of professional fees related to the defeasance.

In March 1999, the Partnership entered into an additional $3.3 million term note. The note had a 10-year term, was collateralized by properties that had a carrying value of approximately $3.4 million subject to operating leases, and bore interest at a rate of 8.5% per annum. In March 2004, the Partnership defeased approximately $466,000 of this note payable with proceeds from the sale of a property. Using the proceeds from the sale of twelve properties on June 3, 2005, the Partnership defeased all remaining amounts payable under this note. The Partnership incurred approximately $427,000 of yield maintenance costs and $46,000 of professional fees related to the defeasance.

In October 2000, the Partnership assumed a $3.75 million term note, collateralized by a certain property that has a carrying value of approximately $4.6 million. The note has a 10-year term, and bears interest at a rate of 8.35% per annum. At June 30, 2005, the remaining principal balance outstanding under this note was approximately $3,485,000.

In November 2001, the Partnership entered into a $1.5 million term note. In June 2004, the Partnership sold a property subject to an operating lease that secured this note. Using proceeds from the sale, the note was paid down to a balance of $874,000, and the maturity date was extended to July 2006. The remaining principal balance on the note was secured by a property subject to an operating lease that had a carrying value of $1.5 million, and bore interest at a rate of prime plus 2% per annum. Using the proceeds from the sale of twelve properties on June 3, 2005, the Partnership prepaid the remaining amounts payable under this note.

In April 2003, the Partnership entered into an $862,500 term note. The note had a 5-year term, was collateralized by a property subject to an operating lease that had a carrying value of $1.1 million, and bore interest at a rate of 6.25%, per annum. Using the proceeds from the sale of twelve properties on June 3, 2005, the Partnership prepaid the remaining amounts payable under this note.

In April 2003, the Partnership entered into a $57,500 unsecured revolving note. The note initially had a 2-year term and bore interest at a variable rate equivalent to the Wall Street Journal (WSJ) prime rate plus 1/2%. The interest rate was adjusted monthly for changes in the WSJ prime rate. In April 2005, the maturity date on the note was extended to April 2006. All other terms and conditions on the note remained unchanged. Using the proceeds from the sale of twelve properties on June 3, 2005, the Partnership prepaid the remaining amounts payable under this note.

Debt issuance costs of $646,349 were incurred in connection with the issuance of the notes, and were amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method. Upon the defeasance and prepayment of the notes payable on June 3, 2005, as indicated above, the remaining unamortized debt issuance costs associated with the debt that was prepaid were expensed.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2005. During the three months ended June 30, 2005, total operating revenue decreased 21.7% to approximately $605,000, compared to approximately $772,000 for the three months ended June 30, 2004. Rental revenue from operating leases for the three months ended June 30, 2005 decreased 22.0% to approximately $573,000, compared to approximately $735,000 for the prior year period, primarily due to the disposition of the three properties in 2004 and twelve properties in June 2005. Earned income from financing leases for the three months ended June 30, 2005 decreased 15.7% to approximately $32,000, compared to approximately $37,000 for the three months ended June 30, 2004, due to the amortization of principal balances and the disposition of an equipment lease in April 2004.
Operating expenses from discontinued operations totaled approximately $1,668,000 for the three months ended June 30, 2005, compared to approximately $599,000 for the three months ended June 30, 2004. Interest expense decreased to approximately $224,000 for the three months ended June 30, 2005, compared to approximately $296,000 for the three months ended June 30, 2004, due to the decrease in debt resulting from the sale of three properties in 2004 and twelve properties in June 2005. In accordance with FAS 144, all of the Partnership’s assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued. Therefore, no depreciation expense is recognized for the three months ended June 30, 2005. General and administrative expense decreased by approximately $98,000 for the three months ended June 30, 2005 compared to the prior year due to bad debt expense of $125,000 for the three months ended June 30, 2004. There was no bad debt expense for the three months ended June 30, 2005. For the three months ended June 30, 2005 there were approximately $10,000 of losses in the investment value of equipment leases; there were no such losses for the three months ended June 30, 2004.

For the three months ended June 30, 2005, there were approximately $1,361,000 in debt retirement costs associated with the disposition of the twelve properties in June 2005. For the three months ended June 30, 2004, there were no debt retirement costs.
Other income from discontinued operations for the three months ended June 30, 2005 was approximately $3,247,000. Twelve properties were sold in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $20,786,000, resulting in a gain of approximately $3,232,000. Other income for the three months ended June 30, 2005 includes late charge income of approximately $15,000. Other income from discontinued operations for the three months ended June 30, 2004 was approximately $31,000 due to a gain on a disposition of an equipment lease in June 2004 of approximately $8,000, late charge income of approximately $5,000 and a gain of approximately $18,000 resulting from the sale of one property in the second quarter of 2004 for net cash proceeds of $1,800,000.
As a result of the foregoing, the Partnership’s net income from discontinued operations increased to approximately $2,184,000 for the three months ended June 30, 2005, compared to $204,000 for the three months ended June 30, 2004.
Six Months Ended June 30, 2005. During the six months ended June 30, 2005, total operating revenue decreased 16.4% to approximately $1,341,000 compared to approximately $1,603,000 for the six months ended June 30, 2004. Rental revenue from operating leases for the six months ended June 30, 2005 decreased 16.4% to approximately $1,277,000 compared to approximately $1,527,000 for the prior period, primarily due to the disposition of the three properties in 2004 and twelve properties in June 2005. Earned income from financing leases for the six months ended June 30, 2005 decreased 16.3% to approximately $64,000 compared to approximately $77,000 for the six months ended June 30, 2004 due to the amortization of principal balances and the disposition of an equipment lease in April 2004.
Operating expenses from discontinued operations totaled approximately $2,062,000 for the six months ended June 30, 2005, compared to approximately $1,370,000 for the six months ended June 30, 2004. Interest expense totaled approximately $512,000 for the six months ended June 30, 2005, compared to approximately $608,000 for the six months ended June 30, 2004. This decrease in interest expense is attributable to the decrease in debt resulting from the sale of three properties in 2004 and twelve properties in June 2005. In accordance with FAS 144, all of the Partnership’s assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued. Therefore, no depreciation expense is recognized for the six months ended June 30, 2005. General and administrative expense decreased by approximately $115,000 for the six months ended June 30, 2005 compared to the prior year due to bad debt expense of $125,000 for the six months ended June 30, 2004. There was no bad debt expense for the six months ended June 30, 2005. For the six months ended June 30, 2005 there were approximately $10,000 of losses in the investment value of equipment leases; there were no such losses for the six months ended June 30, 2004. For the six months ended June 30, 2005, there were approximately $1,361,000 in debt retirement costs associated with the disposition of the twelve properties in June 2005. For the six months ended June 30, 2004, there were approximately $209,000 in debt retirement costs associated with the disposition of one property.
Other income from discontinued operations for the six months ended June 30, 2005 was approximately $3,250,000. Twelve properties were sold in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $20,786,000, resulting in a gain of approximately $3,232,000. An equipment lease was sold in February 2005 for net cash proceeds of $15,000, resulting in a gain of approximately $2,000. Other income for the six months ended June 30, 2005 includes late charge income of approximately $15,000. Other income from discontinued operations for the six months ended June 30, 2004 was approximately $275,000 due to a gain on the disposition of an equipment lease in June 2004 of approximately $8,000, late charge income of approximately $5,000 and the sale of three properties for cash proceeds of approximately $3,900,000, resulting in a gain of approximately $262,000.

As a result of the foregoing, the Partnership’s net income from discontinued operations increased to approximately $2,528,000 for the six months ended June 30, 2005, compared to approximately $508,000 for the six months ended June 30, 2004.
The Partnership announced second quarter distributions of approximately $225,000, of which approximately $196,000 was distributed to certain limited partners on July 15, 2005 and the remainder of which will be distributed to limited partners electing to receive distributions on a monthly basis.
LIQUIDITY AND CAPITAL COMMITMENTS
In December 1996, the Partnership commenced its offering of up to 30,000 Units. The offering reached final funding in December 1998 with subscriptions for the entire 30,000 Units. Net proceeds after offering expenses were approximately $26.1 million.
In December 1998, the Partnership entered into a $6.4 million term note. The note had a 10-year term, was collateralized by certain properties that had a carrying value of approximately $11.6 million subject to operating leases, and bore interest at a rate of 8.13% per annum. Using the proceeds from the sale of twelve properties on June 3, 2005, the Partnership defeased all remaining amounts payable under this note. The Partnership incurred approximately $841,000 of yield maintenance costs and $46,000 of professional fees related to the defeasance.
In March 1999, the Partnership entered into an additional $3.3 million term note. The note had a 10-year term, was collateralized by properties that had a carrying value of approximately $3.4 million subject to operating leases, and bore interest at a rate of 8.5% per annum. In March 2004, the Partnership defeased approximately $466,000 of this note payable with proceeds from the sale of a property. Using the proceeds from the sale of twelve properties on June 3, 2005, the Partnership defeased all remaining amounts payable under this note. The Partnership incurred approximately $427,000 of yield maintenance costs and $46,000 of professional fees related to the defeasance.
In October 2000, the Partnership assumed a $3.75 million term note, collateralized by a certain property that has a carrying value of approximately $4.6 million. The note has a 10-year term, and bears interest at a rate of 8.35% per annum. At June 30, 2005, the remaining principal balance outstanding under this note was approximately $3,485,000.
In November 2001, the Partnership entered into a $1.5 million term note. In June 2004, the Partnership sold a property subject to an operating lease that secured this note. Using proceeds from the sale, the note was paid down to a balance of $874,000, and the maturity date was extended to July 2006. The remaining principal balance on the note was secured by a property subject to an operating lease that had a carrying value of $1.5 million, and bore interest at a rate of prime plus 2% per annum. Using the proceeds from the sale of twelve properties on June 3, 2005, the Partnership prepaid the remaining amounts payable under this note.
In April 2003, the Partnership entered into an $862,500 term note. The note had a 5-year term, was collateralized by a property subject to an operating lease that had a carrying value of $1.1 million, and bore interest at a rate of 6.25%, per annum. Using the proceeds from the sale of twelve properties on June 3, 2005, the Partnership prepaid the remaining amounts payable under this note.
In April 2003, the Partnership entered into a $57,500 unsecured revolving note. The note initially had a 2-year term and bore interest at a variable rate equivalent to the Wall Street Journal (WSJ) prime rate plus 1/2%. The interest rate was adjusted monthly for changes in the WSJ prime rate. In April 2005, the maturity date on the note was extended to April 2006. All other terms and conditions on the note remained unchanged. Using the proceeds from the sale of twelve properties on June 3, 2005, the Partnership prepaid the remaining amounts payable under this note.

Debt issuance costs of $646,349 were incurred in connection with the issuance of the notes, and were amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method. Upon the defeasance and prepayment of the notes payable on June 3, 2005 as indicated above, the remaining unamortized debt issuance costs associated with the debt that was prepaid were expensed.
As of June 30, 2005, the Partnership had a portfolio of 7 properties located in 5 states, with a cost basis of $12.1 million, and 1 performing equipment lease with an original investment of $98,000. The remaining net investment in the Partnership’s leased equipment is $21,000, net of $77,000 of aggregate principal collections on the financing lease during the life of the investment. Inclusive of the above amount, the Partnership has received approximately $7.0 million of aggregate principal collections on its financing leases during the life of those investments. As of June 30, 2005, the Partnership has not made, nor does it intend to make, any commitments to purchase additional properties.
The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant the repurchase plan. At June 30, 2005, the Partnership had 28,975 Units issued and outstanding. The Partnership is not obligated to accept Unit repurchase requests if the annualized cash flow for the three months prior to the redemption period is less than 10% per annum of the adjusted investment and/or if such repurchases would impair the capital of the Partnership. In connection with the announcement of the Partnership’s liquidation plans, the general partner has indefinitely suspended the repurchase plan.
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
Effective November 8, 2004, the limited partners consented to the Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution and has entered into an exclusive listing agreement with a third party that will oversee the marketing and sale of the Partnership’s assets. Management believes the proceeds on sale will be adequate to pay off all liabilities and make one or more distributions to the partners.
Disclosure of Contractual Obligations

	Payment due by period
					More
Contractual		Less than	1-3	3-5	than 5
Obligations	Total	1 year	years	years	years
Long-term Debt Obligation	$3,485,025	$64,171	$156,509	$183,806	$3,080,539

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
The Partnership is exposed to interest rate risks, primarily as a result of its long-term fixed rate debt used to finance its investments. The Partnership’s approach to interest rate risk management is to limit the impact of interest rate changes on earnings and cash flows by matching investments with long-term fixed rate borrowings to the extent possible. A change in interest rates will not affect the interest expense associated with the fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on the Partnership’s future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets. Current Notes Payables mature in 2010.
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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS. None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS. None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

ITEM 5.	OTHER INFORMATION. None

ITEM 6.	EXHIBITS

The following exhibits are included herein or incorporated by reference:

Number	Exhibit
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004 and the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated June 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended June 30, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Captec Franchise Capital Partners L.P. IV
GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	August 15, 2005

EXHIBIT INDEX

Number	Exhibit
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004 and the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	Promissory Note dated November 28, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	Promissory Note dated June 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended June 30, 1999)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002