Form 10-Q
period 2005-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2005-11-14
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. IV
Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$4,182,959	$143,463
Restricted cash	—	333,006
Assets Held for Sale:
Operating leases, net	4,375,864	25,905,039
Financing leases, net	1,213,106	1,326,425
Unbilled rent, net	68,017	1,075,996
Other Assets	—	258,339
Due from Related Parties	—	—
Accounts receivable	3,500	178,011

Total assets	$9,843,446	$29,220,279

Liabilities and Partners’ Capital

Liabilities Held for Sale:
Notes payable	$—	$13,597,961
Accounts payable and accrued expenses	26,577	171,715
Due to related parties	—	10,969

Total liabilities	26,577	13,780,645

Partners’ capital:
Limited partners’ capital accounts	9,812,801	15,444,197
General partner’s capital account	4,068	(4,563)

Total partners’ capital	9,816,869	15,439,634

Total liabilities and partners’ capital	$9,843,446	$29,220,279

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Discontinued Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenue:
Rental income	$233,993	$667,574	$1,510,921	$2,194,235
Finance income	30,815	35,658	94,947	112,317

Total operating revenue	264,808	703,232	1,605,868	2,306,552

Operating costs and expenses:
Interest expense	43,619	284,246	555,865	892,706
Depreciation	—	112,597	—	360,512
Debt retirement costs	329,765	—	1,690,354	209,010
General and administrative	92,777	85,939	282,286	390,783

Total operating costs and expenses	466,161	482,782	2,528,505	1,853,011

Income (loss) from discontinued operations before other income	(201,353)	220,450	(922,637)	453,541

Other income :
Gain on sale of equipment	—	—	1,997	8,040
Gain on sale of real estate	1,522,516	500	4,754,452	262,045
Interest and other income	77,749	29	93,423	5,078

Total other income	1,600,265	529	4,849,872	275,163

Net Income from discontinued operations	1,398,912	220,979	3,927,235	728,704

Net income from discontinued operations allocable to general partner	2,062	2,210	8,631	7,287

Net income from discontinued operations allocable to limited partners	$1,396,850	$218,769	$3,918,604	$721,417

Net income from discontinued operations per limited partnership unit	$48.21	$7.55	$135.24	$24.83

Weighted average number of limited partnership units outstanding	28,975	28,975	28,975	29,065

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Changes in Partners’ Capital
For the nine months ended September 30, 2005
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2004	28,975	$15,444,197	$(4,563)	$15,439,634

Distributions — ($329.59 per limited partnership unit)	—	(9,550,000)	—	(9,550,000)

Net income	—	3,918,604	8,631	3,927,235

Balance, September 30, 2005	28,975	$9,812,801	$4,068	$9,816,869

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income from discontinued operations	$3,927,235	$728,704
Adjustments to net income:
Depreciation	—	360,512
Amortization of debt issuance costs	25,749	66,041
Gain on sale of equipment	(1,997)	(8,040)
Gain on sale of real estate	(4,754,452)	(262,045)
Loss on investments in financing leases	9,961	—
Increase in unbilled rent	(81,384)	(59,735)
Decrease in accounts receivable	(85,678)	138,347
Decrease in accounts payable and accrued expenses	(115,236)	(51,141)
Decrease in due to related parties	(10,969)	(140)
Decrease (increase) in restricted cash	333,006	(71,498)

Net cash (used in) provided by operating activities	(753,765)	841,005

Cash flows from investing activities:
Proceeds from sale of equipment	15,000	40,200
Proceeds from sale of real estate	27,895,673	3,849,338
Payment of lease commissions	(59,805)	—
Principal collections on financing leases	90,355	183,324

Net cash provided by investing activities	27,941,223	4,072,862

Cash flows from financing activities:
Repayments of notes payable	(13,597,961)	(1,263,983)
Repurchase of limited partnership units	—	(124,716)
Distributions to limited partners	(9,550,000)	(3,984,933)

Net cash used in financing activities	(23,147,961)	(5,373,632)

Net increase (decrease) in cash and cash equivalents	4,039,496	(459,765)

Cash and cash equivalents, beginning of period	143,463	694,742

Cash and cash equivalents, end of period	$4,182,959	$234,977

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
The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At September 30, 2005, the Partnership had 28,975 Units issued and outstanding.
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
On June 3, 2005, the Partnership sold twelve of the Partnership’s properties and certain real property leases related to such properties for an aggregate purchase price of $20,975,000. Simultaneous with the closing of the sale, the Partnership repaid approximately $9,937,000 of its notes payable and paid related debt retirement costs of approximately $1,361,000. After setting aside reserves for outstanding liabilities and expenses of the ongoing liquidation, the Partnership made a special partial liquidating distribution on August 5, 2005 to the limited partners from the proceeds of this sale in the aggregate amount of $8,700,000. In accordance with the Partnership agreement, this special distribution was allocated among partners in proportion to their capital accounts.
On August 25, 2005, the Partnership sold one of the Partnership’s properties and the real property lease related to such property for a purchase price of $6,000,000. Simultaneous with the closing of the sale, the Partnership repaid the remainder of its notes payable, totaling approximately $3,479,000 and paid related debt retirement costs of approximately $330,000. The Partnership received approximately $2,085,000 net cash proceeds from the sale of this property. On September 28, 2005, the Partnership sold one of the Partnership’s properties and the real property lease related to such property for a purchase price of $1,163,448. The Partnership did not incur any selling expenses associated with this sale and as such, received cash proceeds of $1,163,448 from the sale of this property.
The balance sheet of the Partnership as of September 30, 2005, the statements of discontinued operations and cash flows for the periods ending September 30, 2005 and September 30, 2004 and the statements of changes in partners’ capital for the period ending September 30, 2005 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of discontinued operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 30, 2005.

2. LAND AND BUILDING SUBJECT TO OPERATING LEASES:
The net investment in operating leases as of September 30, 2005 is comprised of the following:

Land	$1,705,200
Building and improvements	3,214,980

4,920,180
Less accumulated depreciation	(544,316)

Total	$4,375,864

3. NET INVESTMENT IN FINANCING LEASES:
The net investment in financing leases as of September 30, 2005 is comprised of the following:

Minimum lease payments to be received	$1,906,520
Less unearned income	(693,414)

Net investment in financing leases	$1,213,106

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
In October 2000, the Partnership assumed a $3.75 million term note, collateralized by a certain property that had a carrying value of approximately $4.6 million. The note had a 10-year term, and bore interest at a rate of 8.35% per annum. Using the proceeds from the sale of one property on August 28, 2005, the Partnership prepaid all remaining amounts payable under this note. The Partnership incurred approximately $295,000 of yield maintenance costs and $35,000 of professional fees related to the prepayment.
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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2005. During the three months ended September 30, 2005, total operating revenue decreased 62.3% to approximately $265,000, compared to approximately $703,000 for the three months ended September 30, 2004. Rental revenue from operating leases for the three months ended September 30, 2005 decreased 64.9% to approximately $234,000, compared to approximately $668,000 for the prior year period, primarily due to the disposition of the three properties in 2004, twelve properties in June 2005, and one property each in August 2005 and September 2005. Earned income from financing leases for the three months ended September 30, 2005 decreased 13.6% to approximately $31,000, compared to approximately $36,000 for the three months ended September 30, 2004, due to the amortization of principal balances and the disposition of an equipment lease in April 2004.
Operating expenses from discontinued operations totaled approximately $466,000 for the three months ended September 30, 2005, compared to approximately $483,000 for the three months ended September 30, 2004. Interest expense decreased to approximately $44,000 for the three months ended September 30, 2005, compared to approximately $284,000 for the three months ended September 30, 2004, due to the decrease in debt resulting from the sale of three properties in 2004, the sale of twelve properties in June 2005, and the sale of one property in August 2005. In accordance with FAS 144, all of the Partnership’s assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued. Therefore, no depreciation expense is recognized for the three months ended September 30, 2005. General and administrative expense increased by approximately $7,000 for the three months ended September 30, 2005 compared to the prior year due to an increase in professional fees associated with the ongoing liquidation of the Partnership’s assets. For the three months ended September 30, 2005, there were approximately $330,000 in debt retirement costs associated with the disposition of one property in August 2005. For the three months ended September 30, 2004, there were no debt retirement costs.
Other income from discontinued operations for the three months ended September 30, 2005 was approximately $1,600,000. One property was sold each in August 2005 and September 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $7,109,000, resulting in a gain of approximately $1,522,000. Other income for the three months ended September 30, 2005, was approximately $78,000 and is composed primarily of interest income and $22,000 of recoveries of accounts receivable previously written off. There was minimal other income for the three months ended September 30, 2004.
As a result of the foregoing, the Partnership’s net income from discontinued operations increased to approximately $1,399,000 for the three months ended September 30, 2005, compared to $221,000 for the three months ended September 30, 2004.
Nine Months Ended September 30, 2005. During the nine months ended September 30, 2005, total operating revenue decreased 30.4% to approximately $1,606,000 compared to approximately $2,307,000 for the nine months ended September 30, 2004. Rental revenue from operating leases for the nine months ended September 30, 2005 decreased 31.1% to approximately $1,511,000 compared to approximately $2,194,000 for the prior period, primarily due to the disposition of the three properties in 2004, twelve properties in June 2005, and one property each in August 2005 and September 2005. Earned income from financing leases for the nine months ended September 30, 2005 decreased 15.5% to approximately $95,000 compared to approximately $112,000 for the nine months ended September 30, 2004 due to the amortization of principal balances and the disposition of an equipment lease in April 2004.
Operating expenses from discontinued operations totaled approximately $2,529,000 for the nine months ended September 30, 2005, compared to approximately $1,853,000 for the nine months ended September 30, 2004. Interest expense totaled approximately $556,000 for the nine months ended September 30, 2005, compared to approximately $893,000 for the nine months ended September 30, 2004. This decrease in interest expense is attributable to the decrease in debt resulting from the sale of three properties in 2004, twelve properties in June 2005, and one property in August 2005. In accordance with FAS 144, all of the Partnership’s assets except cash are classified as Assets Held for Sale and depreciation on these assets is discontinued. Therefore, no depreciation expense is recognized for the nine months ended September 30, 2005. General and administrative expense decreased by approximately $108,000 for the nine months ended September 30, 2005 compared to the prior year due to bad debt expense of $125,000 for the nine months ended September 30, 2004. There was no bad debt expense for the nine months ended September 30, 2005. For the nine months ended September 30, 2005 there were approximately $10,000 of losses in the investment value of equipment leases; there were no such losses for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, there were approximately $1,690,000 in debt retirement costs associated with the disposition of the twelve properties in June 2005 and one property in August 2005. For the nine months ended September 30, 2004, there were approximately $209,000 in debt retirement costs associated with the disposition of one property.
Other income from discontinued operations for the nine months ended September 30, 2005 was approximately $4,850,000. Twelve properties were sold in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $20,786,000, resulting in a gain of approximately $3,232,000. In addition one property was sold in each August 2005 and September 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $7,109,000, resulting in a gain of approximately $1,522,000. In addition, the Partnership collected $22,000 from a property which had previously been disposed, resulting in a net gain of a like amount
An equipment lease was sold in February 2005 for net cash proceeds of $15,000, resulting in a gain of approximately $2,000. Other income for the nine months ended September 30, 2005 includes late charge income of approximately $15,000 and interest income of $56,000. Other income from discontinued operations for the nine months ended September 30, 2004 was approximately $275,000 due to a gain on the disposition of an equipment lease in June 2004 of approximately $8,000, late charge income of approximately $5,000 and the sale of three properties for cash proceeds of approximately $3,900,000, resulting in a gain of approximately $262,000.
As a result of the foregoing, the Partnership’s net income from discontinued operations increased to approximately $3,927,000 for the nine months ended September 30, 2005, compared to approximately $729,000 for the nine months ended September 30, 2004.
The Partnership announced third quarter distributions of $200,000, of which approximately $174,000 was distributed to certain limited partners on October 15, 2005 and the remainder of which will be distributed to limited partners electing to receive distributions on a monthly basis. In addition, the Partnership paid a partial liquidating distribution to limited partners on August 5, 2005, totaling $8,700,000.
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
In October 2000, the Partnership assumed a $3.75 million term note, collateralized by a certain property that had a carrying value of approximately $4.6 million. The note had a 10-year term, and bore interest at a rate of 8.35% per annum. Using the proceeds from the sale of one property on

August 28, 2005, the Partnership prepaid all remaining amounts payable under this note. The Partnership incurred approximately $295,000 of yield maintenance costs and $35,000 of professional fees related to the prepayment.
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
As of September 30, 2005, the Partnership had a portfolio of 5 properties located in 4 states, with a cost basis of $6.1 million. The Partnership no longer holds any equipment leases. The Partnership has received approximately $7.1 million of aggregate principal collections on its financing leases during the life of those investments. As of September 30, 2005, the Partnership has not made, nor does it intend to make, any commitments to purchase additional properties.
The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant the repurchase plan. At September 30, 2005, the Partnership had 28,975 Units issued and outstanding. The Partnership is not obligated to accept Unit repurchase requests if the annualized cash flow for the three months prior to the redemption period is less than 10% per annum of the adjusted investment and/or if such repurchases would impair the capital of the Partnership. In connection with the announcement of the Partnership’s liquidation plans, the general partner has indefinitely suspended the repurchase plan.
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

By:	Captec Franchise Capital Partners L.P. IV
GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	November 14, 2005

EXHIBIT INDEX

Number	Exhibit
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002