Form 10-K
period 2005-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2006-03-29
CIK 1020157

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large Accelerated Filer                     ☐ Accelerated Filer                     ☑ Non-accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At December 31, 2005, subscriptions for 30,000 Units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $30,000,000. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop. At December 31, 2005, there were 28,975 Units issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference in Part III of this Annual Report on Form 10-K:
(1) Portions of the Registrant’s Form 10-K for the fiscal year ended December 31, 1998; and
(2) A portion of the Registrant’s Form 10-Q for the quarter ended March 31, 1999.

PART I
Item 1. Business.
     Captec Franchise Capital Partners L.P. IV, a Delaware limited partnership, was organized on July 23, 1996 for the purpose of acquiring income-producing commercial real properties and equipment leased on a “triple net” or “double net” basis, primarily to operators of national and regional chain franchised fast food and family style restaurants, as well as other national and regional retail chains.
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
     The Partnership commenced a public offering of up to 30,000 limited partnership units, priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At December 31, 2005, the Partnership had 28,975 Units issued and outstanding.
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
     Effective November 8, 2004, the limited partners consented to a plan of liquidation and dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution and has entered into an exclusive listing agreement with a third party to oversee the marketing and sale of the Partnership’s assets.
Item 1A. Risk Factors.
The Partnership units are not listed on any exchange. Therefore, there is presently no public market for the units and none is expected to develop. The units are also subject to certain restrictions on transfer set forth in the Partnership Agreement. As a result, an investment in the units should be considered illiquid, since holders of units may be required to bear the financial risks of unit ownership for an indefinite period of time. The illiquid nature of this investment could result in loss of all or a substantial portion of a unit holder’s investment in the Partnership.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Description of Properties.
     As of December 31, 2005, the Partnership had a portfolio of 4 properties located in three states and one financing lease for a total cost basis of approximately $6.1 million. The properties are leased to one operator of a restaurant concept and three retail operators.
     As of December 31, 2005, operating leases to Hollywood Entertainment Corp. represented 47.4% of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position.
     As of December 31, 2005, 100% of the properties owned or financed by the Partnership are occupied and all are paying as agreed. All of the above properties are being marketed for sale. Based on current offers and sales agreements for the properties, the General Partner does not have sufficient evidence at this time to believe impairment exists on any of the properties.
     The following is a summary description of the properties and financing lease as of December 31, 2005.

				Original
				Asset Cost	Asset		Date of	Annual	Building
	Concept	Date of	Date of	Including	State	Monthly	Next Rent	Rate of	Size
Tenant/Lessee Name	Name	Commence	Expiration	Acquisiton Fees	Location	Rent	Increase	Increase	(SQFT)
PROPERTIES
Hollywood Entertainment Corp.	Hollywood Video	11/01/97	07/01/12	$1,455,300	OH	$13,972	08/01/07	(1)	7,488
Blockbuster Entertainment Corp.	Blockbuster Video	09/01/97	08/01/07	1,170,000	GA	11,012	—	n/a	6,500
Hollywood Entertainment Corp.	Hollywood Video	10/01/98	12/24/12	1,454,880	OH	13,740	—	n/a	7,488
Sterling Jewelers	Jared Jewelers	02/01/99	02/01/19	1,131,619	TX	12,833	02/01/09	1.92%	5,227
Sybra, Inc.	Arby's	09/01/98	09/01/18	840,000	MI	6,921	09/01/07	1.49%	2,778

				6,051,800		58,478			29,481

(1)	Rent Increase equals the lesser of CPI or 10%.
Leases
     Real Estate Leases: All of the properties are subject to triple net leases pursuant to which the tenant is responsible for all expenses related to the cost of operating the properties, including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2005, original base terms of the property leases ranged from 10 to 20 years, and the weighted average remaining base term of the property lease portfolio was 8.1 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. All but two of the leases provide for increases in the monthly rents during the base term of the lease, with two of these determined based upon fixed, contractual rates of increase. One of the leases provides for rental increases based upon the lesser of a fixed percentage or changes in the Consumer Price Index. The timing of rental increases is specified in the leases, but generally occurs no more often than annually and no less often than once every ten years.
     In June 2005, the Partnership sold twelve of its properties and certain real property leases related to such properties for an aggregate purchase price of $21.0 million prior to closing costs. Simultaneous with the closing of the sale, the Partnership defeased approximately $9.9 million of its note payable and paid related debt retirement costs of approximately $1.36 million. After setting aside reserves for outstanding liabilities and expenses of the ongoing liquidation, the Partnership made a special partial liquidating distribution in August 2005 to the limited partners of $8.7 million from the net proceeds of this sale. In accordance with the Partnership agreement, this special distribution was allocated among the partners in proportion to their capital accounts.
     In August 2005, the Partnership sold one of its properties and the real property lease related to such property for a purchase price of $6 million prior to closing costs. Simultaneous with the closing of the sale, the Partnership defeased the remainder of its notes payable, totaling approximately $3.5 million and paid related debt retirement costs of approximately $330,000. In September 2005, the Partnership sold one of its properties and the related real property lease for a purchase price of approximately $1.2 million. After setting aside reserves for outstanding liabilities and expenses of the ongoing liquidation, the Partnership made a special partial liquidating distribution in December 2005 to the limited partners of $3.275 million from the net proceeds of these two sales. In accordance with the Partnership agreement, this special distribution was allocated among the partners in proportion to their capital accounts.
     Equipment Leases: All of the equipment leases were on the Partnership’s standard form of lease pursuant to which the lessee is responsible for all expenses related to the equipment, including taxes, insurance, and maintenance and repair costs. All of the equipment was purchased with cash from Offering proceeds. As of December 31, 2005, all of the equipment leases have been paid in full according to the terms of the lease or have been sold.
Summary of Investment Objectives and Policies
     The Partnership was initially formed to acquire income-producing property and equipment to be leased primarily to operators of nationally franchised fast-food, family style and dinner house restaurants as well as other franchised service-type businesses such as automotive and specialty retail franchises. Properties were selected for acquisition based on an examination and evaluation by the General Partner, or an affiliate, of the potential value of the site, the financial condition and business history of the proposed tenant or lessee, area demographics, prospective purchase price and lease terms, geographic and market diversification, and potential operating results. Similar analyses were utilized in selecting equipment for inclusion in lease packages. The Partnership intended to acquire fee interests in real property, although other interests (including acquisitions of buildings subject to a long-term ground lease) could be acquired if it was deemed to be advantageous to the Partnership. In no event was property or equipment acquired unless a satisfactory lease commitment was obtained from a suitable tenant or lessee as further described below.
     In selecting specific properties, the General Partner generally required the following:
     (i) Base annual rent providing for a specified minimum return on the contract purchase price of the property; and
     (ii) An initial lease term of between ten and twenty years.
     In selecting specific equipment, the General Partner typically required the following:
     (i) Leases providing for fixed rents structured to return 100% of the cost of the equipment plus yield a return equivalent to market interest rates over the lease term; and
     (ii) Terms of five to seven years with residual values of equipment at the end of such terms expected to be minimal.
     The determination of whether particular properties or equipment should be sold or otherwise disposed of was made after consideration of relevant factors, including performance or projected performance of the property or equipment and market conditions, with a view toward achieving the principal investment objectives of the Partnership.
     On or about September 24, 2004, the Partnership filed with the Securities and Exchange Commission and mailed to its limited partners a consent solicitation statement pursuant to which the Partnership began soliciting the consent of its limited partners to (i) dissolve the Partnership, liquidate its assets and wind up its affairs; and (ii) amend the partnership agreement to permit, on a limited basis, the sale of Partnership assets to certain affiliates in connection with the dissolution, liquidation and winding up of the Partnership. Effective November 8, 2004, the requisite limited partner consents for each proposal were obtained and the consent solicitation was closed
Item 3. Legal Proceedings.
     None

Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters and Issuer Purchases of Equity Securities.
     There is no public market for the Units and the Partnership does not expect that any market will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partner consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under state securities laws. As of December 31, 2005, Units were held by 1,504 investors of record. In the last three years, the Partnership has not engaged in the sale of any Units. The Partnership declared cash distributions of approximately $13.0 million, $4.4 million and $2.7 million for the years ended December 31, 2005, 2004 and 2003 respectively. The Partnership made no Unit repurchases in the year ended December 31, 2005.
Item 6. Selected Financial Data.
     In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of the Plan of Liquidation and Dissolution, as of December 31, 2004 all assets, excluding cash were classified as Assets Held for Sale, and the results of the operations for these Assets Held for Sale were classified as discontinued operations for all years presented, since the operations are directly related to the assets held for sale. The four real properties and one financing lease owned by the Partnership as of December 31, 2005 have been reclassified to investment in operating leases and financing leases at December 31, 2005 and the related income statement activity has been reclassified to continued operations for the years ended December 31, 2005, 2004 and 2003, reflecting the fact that the properties were not disposed of within one year of the initial decision to sell and, accordingly, in accordance with FAS 144, resulting in the recognition of $80,407 of depreciation expense for these assets for the year ended December 31, 2005. The remaining assets of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidation after the repayment of all liabilities in accordance with the partnership agreement.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001
Statements of Operations Data:
Operating revenue:
Rental income	$533,418	$533,418	$533,418	$516,063	$510,727
Finance income	124,600	135,318	146,037	156,755	167,473

Total operating revenue	658,018	668,736	679,455	672,818	678,200

Operating costs and expenses:
Depreciation	80,407	80,407	80,407	80,407	80,407
General and administrative	234,163	232,420	184,913	166,788	129,144

Total operating costs and expenses	314,570	312,827	265,320	247,195	209,551

Income from continued operations before other income	343,448	355,909	414,135	425,623	468,649
Interest and other income	128,754	5,340	4,857	1,478	14,608

Income from continued operations	472,202	361,249	418,992	427,101	483,257
Discontinued operations
Net income from discontinued operations, net	429,187	375,827	1,455,100	1,129,894	1,456,721
Gain on sale of equipment	1,997	8,040	45,741	—	(258)
Gain on sale of real estate	4,754,452	262,045	—	—	—
Debt retirement costs	(1,690,354)	(209,010)	—	—	—

Income from discontinued operations	3,495,282	436,902	1,500,841	1,129,894	1,456,463
Net income	3,967,484	798,151	1,919,833	1,556,995	1,939,720
Net income from allocable to general partners	9,034	7,982	19,198	15,570	19,397

Net income from allocable to limited partners	$3,958,450	$790,169	$1,900,635	$1,541,425	$1,920,323

Net income per limited partnership unit	$136.62	$27.23	$65.00	$52.49	$65.10
weighted average units outstanding	28,975	29,020	29,239	29,369	29,496

Other Data:
Cash flows from operating activities	$(560,434)	$1,173,309	$1,951,899	$1,934,582	$2,020,200
Cash flows from investing activities	27,936,743	4,110,489	(97,459)	1,402,096	1,253,154
Cash flows from financing activities	(26,623,608)	(5,835,077)	(2,292,589)	(3,461,189)	(2,094,788)

Balance Sheet Data:
Cash and cash equivalents	$896,164	$476,469	$928,132	$1,367,069	$1,460,847
Investment in property under leases	5,513,042	27,231,464	31,262,517	31,516,729	33,604,343
Total assets	6,466,143	29,220,279	34,246,143	34,612,180	36,589,728
Total liabilities	84,672	13,780,645	15,120,012	14,552,078	14,928,823
Total partners’ capital	6,381,471	15,439,634	19,126,131	20,060,102	21,660,905
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
Results of Operations — 2005 to 2004
     For the year ended December 31, 2005, operating revenue from continued operations decreased 1.6%, to approximately $658,000, compared to approximately $669,000 for the year ended December 31, 2004. Rental revenue from operating leases for the year ended December 31, 2005 remain unchanged at approximately $533,000 compared to the prior year. Earned income from financing leases for the year ended December 31, 2005 decreased 7.9% to approximately $125,000 compared to approximately $135,000 for the year ended December 31, 2004, due to the amortization of principal balances.
     Operating expenses from continued operations increased 0.6% to approximately $315,000 for the year ended December 31, 2005 compared to approximately $313,000 for the year ended December 31, 2004.

     Other income from continued operations was approximately $129,000 for the year ended December 31, 2005 compared to approximately $5,000 for the year ended December 31, 2004. The increase in other income is due primarily to increased interest income due to increased investments in commercial paper from the proceeds of asset sales.
     As a result of the foregoing, the Partnership’s net income from continued operations for the year ended December 31, 2005 increased to approximately $472,000 compared to approximately $361,000 for the year ended December 31, 2004.
     Income from discontinued operations, net increased 14% to approximately $429,000 for the year ended December 31, 2005 compared to approximately $376,000 for the year ended December 31, 2004 due primarily to decreased property taxes, professional fees, maintenance costs and bad debt expense as a result of the sale of two vacant properties in 2005. In June 2004, the leases on these properties (for which rental payments were over eighteen months past due), along with the rights to pursue remedies against the tenant and all Guarantors, were terminated as the Partnership entered into a Settlement Agreement with the former tenants and Guarantors. Under that Settlement Agreement, the Partnership received $100,000 as full and final payment from all parties involved. The remaining receivable of $277,000 associated with these leases was written off as bad debt expense in 2004. The increase in income from discontinued operations, net is offset by the sale of two operating leases in March 2004, one operating lease in the second quarter of 2004, twelve operating leases in June 2005 and one operating lease in each of August 2005 and September 2005. The increase in income from discontinued operations, net was also offset due to the sale of one equipment lease in 2004 and to the amortization of principal balances on equipment financing leases during 2005 and 2004.
     Gain on sale of equipment was approximately $2,000 for the year ended December 31, 2005 due to sale of one equipment lease in February 2005 for net cash proceeds of approximately $15,000, compared to a gain of $8,000 for the year ended December 31, 2004 due to the sale of one equipment lease for net cash proceeds of approximately $40,000. Gain on sale of real estate was approximately $4.7 million for the year ended December 31, 2005 due to the sale of twelve properties in June 2005 for net cash, prior to repayment of debt and related debt retirement costs of approximately $20.8 million, and a net gain of approximately $3.2 million and one property sold in each of August 2005 and September 2005 for net cash, prior to repayment of debt and related debt retirement costs of approximately $7.1 million for a net gain of approximately $1.5 million. Gain on sale of real estate was approximately $262,000 for the year ended December 31, 2004 due to the sale of two properties in the first quarter of 2004 for a net gain of approximately $252,000 and one property in the second quarter of 2004 for a net gain of approximately $10,000. These properties were sold for net cash, prior to repayment of debt and related debt retirement costs of approximately $2.1 million and $1.8 million, respectively. For the year ended December 31, 2005, there were approximately $1.7 million of debt retirement costs associated with the disposition of twelve properties in June 2005 and one property in August 2005. For the year ended December 31, 2004, there were approximately $209,000 of debt retirement costs associated with the disposition of one property in the second quarter of 2004.
     As a result of the foregoing, the Partnership’s net income increased to approximately $4.0 million for the year ended December 31, 2005 compared to $798,000 for the year ended December 31, 2004.
     The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the year ended December 31, 2005, the Partnership made distributions to limited partners totaling approximately $13.0 million, compared to approximately $4.4 million for the preceding year.
Results of Operations — 2004 to 2003
     For the year ended December 31, 2004, operating revenue from continued operations decreased 1.6%, to approximately $669,000 compared to approximately $679,000 for the year ended December 31, 2003. Rental revenue from operating leases for the year ended December 31, 2004 remain unchanged at approximately $533,000 compared to the prior year. Earned income from financing leases for the year ended December 31, 2004 decreased 7.3% to approximately $135,000 compared to approximately $146,000 for the year ended December 31, 2003, due to the amortization of principal balances.
     Operating expenses from continued operations increased to approximately $313,000 for the year ended December 31, 2004 compared to approximately $265,000 for the year ended December 31, 2003. The increase is primarily due to increased professional fees associated with the liquidation and dissolution of the Partnership.
     Other income from continued operations remained unchanged at approximately $5,000 for the year ended December 31, 2004 compared to the year ended December 31, 2003.

     As a result of the foregoing, the Partnership’s net loss from continued operations for the year ended December 31, 2004 was approximately $361,000 compared to a net income of approximately $419,000 for the year ended December 31, 2003.
     Income from discontinued operations, net decreased 74% to approximately $376,000 for the year ended December 31, 2004 compared to approximately $1.5 million for the year ended December 31, 2003 due to the sale of two operating leases in March 2004, one operating lease in second quarter of 2004, the sale of one equipment lease in 2004, the disposition of an equipment lease in April 2003, two equipment leases in August 2003 and one in October 2003 and to the amortization of principal balances on equipment financing leases during 2004 and 2003. Income from discontinued operations, net also decreased due to increased property taxes, professional fees, maintenance costs and bad debt expense on two vacant properties. In June 2004, the leases on these properties (for which rental payments were over eighteen months past due), along with the rights to pursue remedies against the tenant and all Guarantors, were terminated as the Partnership entered into a Settlement Agreement with the former tenants and Guarantors. Under that Settlement Agreement, the Partnership received $100,000 as full and final payment from all parties involved. The remaining receivable of $277,000 associated with these leases was written off as bad debt expense in 2004.
     Gain on sale of equipment was approximately $8,000 for the year ended December 31, 2004 due to the sale of one equipment lease for net cash proceeds of approximately $40,000 compared to a gain on sale of equipment of $46,000 for the year ended December 31, 2003 due to the disposition of an equipment lease in April 2003, two equipment leases in August 2003 and one in October 2003 for aggregate cash proceeds of approximately $345,000. Gain on sale of real estate was approximately $262,000 for the year ended December 31, 2004 due to the sale of two properties in the first quarter of 2004 for a net gain of approximately $252,000 and one property in the second quarter of 2004 for a net gain of approximately $10,000. These properties were sold for net cash, prior to repayment of debt and related debt retirement costs of approximately $2.1 million and $1.8 million, respectively. There were no sale of real properties during the year ended December 31, 2003. For the year ended December 31, 2004, there were approximately $209,000 of debt retirement costs associated with the disposition of one property in the second quarter of 2004.
     As a result of the foregoing, the Partnership’s net income decreased to approximately $798,000 million for the year ended December 31, 2004 compared to $1.9 million for the year ended December 31, 2003.
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
     In December 1998, the Partnership entered into a $6.4 million term note. The note had a 10-year term, was collateralized by certain properties that had a carrying value of approximately $11.6 million subject to operating leases, and bore interest at a rate of 8.13% per annum. The Partnership defeased all the remaining amounts payable under this note using the proceeds from the sale of twelve properties in June 2005. The Partnership incurred approximately $841,000 of yield maintenance costs and $46,000 of professional fees related to the defeasance.
     In March 1999, the Partnership entered into an additional $3.3 million term note. The note had a 10-year term, was collateralized by certain properties that had a carrying value of approximately $3.4 million, subject to operating leases, and bore interest at a rate of 8.5% per annum. In March 2004, the partnership defeased approximately $466,000 of this note payable with proceeds from the sale of a property. The Partnership defeased all the remaining amounts payable under this note using the proceeds from the sale of twelve properties in June 2005. The Partnership incurred approximately $427,000 of yield maintenance costs and $46,000 of professional fees related to the June 2005 defeasance.
     The Partnership purchased one net leased real estate property in October 2000 and assumed a $3.75 million term note in connection with the acquisition of a property. The note had a 10-year term and was collateralized by a property that had a carrying value of approximately $4.6 million and bore interest at the rate of 8.35% per annum. The Partnership prepaid all remaining amounts payable under this note using the proceeds from the sale of the collateralized property in August 2005. The Partnership incurred approximately $295,000 of yield maintenance costs and $35,000 of professional fees related to the prepayment.

     In November 2001, the Partnership entered into an additional $1.5 million term note. In June 2004, the Partnership sold a property subject to an operating lease that secured this note. Using proceeds from the sale, the note was paid down to a balance of $874,000, and the maturity date was extended to July 2006. The remaining note was secured by a certain property subject to an operating lease that had a carrying value of $1.5 million, and bore interest at a rate of prime plus 2% per annum. The Partnership prepaid all remaining amounts payable under this note using the proceeds from the sale of the secured property in June 2005.
     In April 2003, the Partnership entered into an $862,500 term note. The note has a 5-year term, was collateralized by a certain property subject to an operating lease that had a carrying value of $1.1 million, and bore interest at a rate of 6.25%, per annum. The Partnership prepaid all remaining amounts payable under this note using the proceeds from the sale of the collateralized property in June 2005.
     In April 2003, the Partnership entered into a $57,500 unsecured revolving note. The note initially had a 2-year term and bore interest at a variable rate equivalent to the Wall Street Journal (WSJ) prime rate plus 1/2%. The interest rate was adjusted monthly for changes in the WSJ prime rate. In April 2005, the maturity date on the note was extended to April 2006. The Partnership prepaid the remaining amounts payable under this note using the proceeds from the sale of the twelve properties in June 2005.
     Debt issuance costs of $646,349 were incurred in connection with the issuance of the notes, and are being amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method. Upon the defeasance and prepayment of the notes payable in June 2005, the remaining unamortized debt issuance costs associated with the debt that was prepaid were expensed.
     As of December 31, 2005, the Partnership had a portfolio of 4 properties located in 3 states, and one financing lease for a total cost basis of $6.1 million. As of December 31, 2005, all of the equipment leases have been paid in full according to the terms of the lease or have been sold. The Partnership has received approximately $7.1 million of aggregate principal collections on its equipment financing leases during the life of those investments. As of December 31, 2005, the Partnership has not made, nor does it intend to make, any commitments to purchase additional properties.
     The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant the repurchase plan. At December 31, 2005, the Partnership had 28,975 Units issued and outstanding. The Partnership is not obligated to accept Unit repurchase requests if the annualized Cash Flow for the three months prior to the redemption period is less than 10% per annum of the adjusted investment and/or if such repurchases would impair the capital of the Partnership. In connection with the announcement of the Partnership’s liquidation plans, the general partner has indefinitely suspended the repurchase plan.
     The Partnership expects that only limited amounts of liquid assets will be required for existing properties since its property and equipment leases require tenants and lessees to pay all taxes and assessments, maintenance and repairs and insurance premiums, including casualty insurance thereby minimizing the Partnership’s operating expenses and capital requirements. The General Partner expects that the cash flow to be generated by the Partnership’s properties and equipment, including the sale of properties, will provide adequate liquidity and capital resources to pay operating expenses and provide distributions to the Limited Partners.
Effective November 8, 2004, the limited partners consented to the Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution and has entered into an exclusive listing agreement with a third party to oversee the marketing and sale of the Partnership’s assets. Management believes the proceeds on sale will be adequate to pay off all liabilities and make a distribution.
Contractual Obligations
There were no contractual obligations at December 31, 2005.
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
     When real estate properties are acquired, acquisition costs are allocated to components of the property using relative fair values based on historical experience and the Partnership’s current judgment. These assumptions and estimates impact the amount of costs allocated between land and building, depreciation expense, and gains or losses recorded on sales of properties. The cost of the properties acquired is allocated among land, buildings and equipment and recognized intangibles based upon estimated far values in accordance with the provisions of SFAS No 141, “Business Combinations”. Recognized intangibles include the value of acquired lease contracts. In computing the value of acquired lease contracts, consideration is given to (a) whether the lease is at market rates (b) origination fees typically incurred to negotiate a contract and (c) recovery costs to replace the tenant. Assets classified as held for sale are recorded at the lower of carrying value or fair value, less costs to sell.
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
     The Partnership’s operating and financing leases may have scheduled rent increases which occur at various dates throughout the lease terms. Increases to rental income on leases that provide for rental increases based on changes in the Consumer Price Index commence being recognized when the increase is known. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease for those leases with fixed percentage increases subject to reasonably assured collectibility. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent.
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
Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Partnership has no directors, officers or other employees. To the best knowledge of the Partnership, as of December 31, 2005, no person beneficially owned more than 5.0% of the outstanding Units.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Securityholder Matters.
     The Partnership has no directors or officers and, to the best knowledge of the Partnership, as of December 31, 2005, no person known by the Partnership beneficially owned more than 5% of the outstanding Units.
Item 13. Certain Relationships and Related Transactions.
     Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4% of the aggregate purchase prices of properties and equipment, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, (not to exceed a total 5% acquisition fee). The Partnership incurred $55,000 in acquisition fees in 2003 relating to the purchase of the a property. No acquisition fees were incurred in 2005 and 2004.
     The Partnership has entered into an asset management agreement with the General Partner and its affiliates, pursuant to which the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership.

An asset management fee in an amount equal to 1% of the gross rental revenues derived from the properties and equipment, is charged to the Partnership in exchange for these services. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $17,822, $32,180 and $43,093 were incurred during 2005, 2004 and 2003, respectively.
     The Partnership Agreement provides for the General Partner to receive real estate and equipment liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not pay any real estate or equipment liquidation fees during 2005, 2004 or 2003 and does not anticipate the payment of any fees under this provision.
     In April 2003, the Partnership acquired a property located in Harrison, Ohio subject to an existing lease with a Taco Bell franchisee. The property was purchased from an affiliate for a price of $1,100,000, plus acquisition fees of $55,000, which the Partnership funded with $230,000 of cash and $920,000 of proceeds from two term notes issued in connection with the purchase. The lease was an absolute net lease that expires in September 2019. The property was sold in June 2005 and the notes were paid in full with proceeds from the sale.
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
Item 14. Principal Accountant Fees and Services.
          Audit Fees
     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s quarterly reports on Form 10-Q or for services normally provided by the Partnership’s accountant in connection with statutory or regulatory filings were $55,000, $51,000 and $56,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
          Audit-Related Fees
     The aggregate fees billed to the Partnership for assurance and related services by the Partnership’s principal accountant that were reasonably related to the performance of the audit or review of the Partnership’s financial statements were $0 for each of the years ended December 31, 2005, 2004 and 2003.
          Tax Fees
     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for tax compliance, tax advice and tax planning were $0 for each of the years ended December 31, 2005, 2004 and 2003.
          All Other Fees
     The aggregate fees billed to the Partnership for products and services provided by the Partnership’s principal accountant were $0 for each of the years ended December 31, 2005, 2004 and 2003.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements

	Balance Sheets	F-3
	Statements of Operations	F-4
	Statements of Changes in Partner’s Capital	F-5
	Statements of Cash Flows	F-6
	Notes to Financial Statements	F-7

(a)(2)	Financial Statements Schedules

Schedule III – Properties and Accumulated
	Depreciation as of December 31, 2005	F-13

(a)(3)	The following exhibits are included herein or incorporated by reference:

Number	Exhibit
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004 and the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.2	Promissory Note dated March 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

31	Certification Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
By:	GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach
Patrick L. Beach
President

Date:	March 29, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick L. Beach
Patrick L. Beach
President
Date:	March 29, 2006

Captec Franchise Capital Partners L.P. IV

F-1

Report of Independent Registered Public Accounting Firm
To the partners of Captec Franchise Capital Partners L.P. IV
We have audited the accompanying consolidated balance sheets of Captec Franchise Capital Partners L.P. IV as of December 31, 2005 and 2004, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. Our audit also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captec Franchise Capital Partners L.P. IV at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young
Toledo, Ohio
March 13, 2006

Captec Franchise Capital Partners L.P. IV
Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Cash and cash equivalents	$896,164	$143,463
Restricted cash	—	333,006
Assets held for sale:
Operating leases, net	—	21,529,175
Financing leases, net	—	79,440
Unbilled rent, net	—	1,028,549
Investment in leases:
Operating leases, net	4,295,457	4,375,864
Financing leases, net	1,217,585	1,246,985
Unbilled rent, net	53,437	47,447
Deferred financing costs, net	—	258,339
Accounts receivable	3,500	178,011

Total assets	$6,466,143	$29,220,279

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$—	$13,597,961
Accounts payable and accrued expenses	63,800	171,715
Due to related parties	20,872	10,969

Total liabilities	84,672	13,780,645

Partners’ capital:
Limited partners’ capital accounts	6,377,000	15,444,197
General partner’s capital account	4,471	(4,563)

Total partners’ capital	6,381,471	15,439,634

Total liabilities and partners’ capital	$6,466,143	$29,220,279

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Operations
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Operating revenue:
Rental income	$533,418	$533,418	$533,418
Finance income	124,600	135,318	146,037

Total operating revenue	658,018	668,736	679,455

Operating costs and expenses:
Depreciation	80,407	80,407	80,407
General and administrative	234,163	232,420	184,913

Total operating costs and expenses	314,570	312,827	265,320

Income from continued operations before other income	343,448	355,909	414,135

Other income :
Interest and other income	128,754	5,340	4,857

Total other income	128,754	5,340	4,857

Income from continued operations	472,202	361,249	418,992

Discontinued operations:
Income from discontinued operations, net, prior to debt retirement costs	429,187	375,827	1,455,100
Gain on sale of equipment	1,997	8,040	45,741
Gain on sale of real estate	4,754,452	262,045	—
Debt retirement costs	(1,690,354)	(209,010)	—

Income from discontinued operations	3,495,282	436,902	1,500,841

Net income	$3,967,484	$798,151	$1,919,833

Net income allocable to general partner	$9,034	$7,982	$19,198
Net income allocable to limited partners	$3,958,450	$790,169	$1,900,635

Net income from continued operations per limited partnership unit	$16.14	$12.32	$14.18
Net income from discontinued operations per limited partnership unit	$120.48	$14.91	$50.82

Net income per limited partnership unit	$136.62	$27.23	$65.00

Weighted average number of limited partnership units outstanding	28,975	29,020	29,239

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Changes in Partners’ Capital
For the years ended December 31, 2005, 2004 and 2003

	Limited	Limited	General	Total
	Partners’	Partners’	Partners’	Partners’
	Units	Accounts	Account	Capital
Balance, January 1, 2003	29,341	$20,091,845	$(31,743)	$20,060,102
Distributions — ($93.03 per limited partnership unit)	—	(2,720,000)	—	(2,720,000)
Repurchase of limited partnership units	(186)	(133,804)	—	$(133,804)
Net income	—	1,900,635	19,198	1,919,833

Balance, December 31, 2003	29,155	19,138,676	(12,545)	19,126,131
Distributions — ($150.24 per limited partnership unit)	—	(4,359,932)	—	(4,359,932)
Repurchase of limited partnership units	(180)	(124,716)	—	$(124,716)
Net income	—	790,169	7,982	798,151

Balance, December 31, 2004	28,975	15,444,197	(4,563)	15,439,634
Distributions — ($449.55 per limited partnership unit)	—	(13,025,647)	—	(13,025,647)
Net income	—	3,958,450	9,034	3,967,484

Balance, December 31, 2005	28,975	$6,377,000	$4,471	$6,381,471

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$3,967,484	$798,151	$1,919,833
Adjustments to net income:
Depreciation	80,407	473,108	506,298
Amortization of debt issuance costs	25,749	50,920	78,728
Gain on sale of equipment	(1,997)	(8,040)	(45,741)
Gain on sale of real estate	(4,754,452)	(262,045)	—
Provision for losses	9,961	15,000	—
(Increase) decrease in unbilled rent	(66,804)	72,591	(293,045)
(Increase) decrease in accounts receivable	(85,678)	122,178	(209,404)
(Decrease) increase in accounts payable and accrued expenses	(78,013)	11,202	3,271
Increase (decrease) in due to related parties	9,903	(140)	(8,829)
Decrease (increase) in restricted cash	333,006	(99,616)	788

Net cash (used in) provided by operating activities	(560,434)	1,173,309	1,951,899

Cash flows from investing activities:
Purchase of properties subject to operating leases	—	—	(1,155,000)
Proceeds from sale of equipment	15,000	40,200	345,309
Proceeds from sale of real estate	27,895,673	3,849,338	—
Payment of lease commissions	(59,805)	—	—
Principal collections on financing leases	85,875	220,951	712,232

Net cash provided by (used in) investing activities	27,936,743	4,110,489	(97,459)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	920,000
Debt issuance costs	—	—	(12,276)
Repayments of notes payable	(13,597,961)	(1,350,429)	(346,509)
Repurchase of limited partnership units	—	(124,716)	(133,804)
Distributions to limited partners	(13,025,647)	(4,359,932)	(2,720,000)

Net cash used in financing activities	(26,623,608)	(5,835,077)	(2,292,589)

Net increase (decrease) in cash and cash equivalents	752,701	(551,279)	(438,149)

Cash and cash equivalents, beginning of period	143,463	694,742	1,132,891

Cash and cash equivalents, end of period	$896,164	$143,463	$694,742

Cash paid for interest	$597,661	$1,129,074	$1,216,350

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

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At December 31, 2005, the Partnership had 28,975 Units issued and outstanding.

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

Following is a summary of the Partnership’s significant accounting policies:

Basis of presentation

In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which include entering into an exclusive listing agreement with a third party, who oversees the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of the Plan of Liquidation and Dissolution, as of December 31, 2004 all assets, excluding cash were previously classified as Assets Held for Sale, and the results of the operations for these Assets Held for Sale were previously classified as discontinued operations for all years presented, since the operations are directly related to the assets held for sale. Depreciation of real estate assets ceased at that time. The four real properties and one financing lease owned by the Partnership as of December 31, 2005 which were not disposed of within one year from the initial held for sale designation have been reclassified to investment in operating leases and financing leases, and the respective results of operations have been presented within continuing operations for all periods presented in accordance with FAS 144. Also, in accordance with FAS 144, the partnership recognized $80,407 of depreciation expense for these assets for the year ended December 31, 2005 in the fourth quarter of 2005 to cumulatively catch-up depreciation since its cessation in December 2004 upon reclassification of these assets. The remaining assets of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidation after the repayment of all liabilities in accordance with the partnership agreement.
Cash and cash equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

The Partnership was required to maintain a cash balance in an escrow account until specific requirements were satisfied related to a note payable.

Rental income from operating leases

The Partnership’s operating leases may have scheduled rent increases which occur at various dates throughout the lease terms. Increases to rental income on leases that provide for rental increases based on changes in the Consumer Price Index commence being recognized when the increase is known. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease for those leases with fixed percentage increases subject to reasonably assured collectibility. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement; an amount is recorded as unbilled rent.

As of December 31, 2005, operating leases to Hollywood Entertainment Corp. represented 47.4%, of the annualized rent from the total portfolio. Any performance failure under these leases could materially adversely affect the Partnership’s income and financial position.

Land and buildings subject to operating leases

Land and buildings subject to operating leases are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method over their estimated useful lives (40 years). Depreciation ceases upon designation of depreciable property as held for sale. The Partnership periodically reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. If an impairment loss is indicated using undiscounted cash flows, the loss is measured as the amount by which the carrying amount of the asset exceeds the estimated fair or present value of the asset on a discounted cash flow basis.

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

As of December 31, 2005, 100% of the properties owned or held as financing leases by the Partnership are occupied and all are paying as agreed according to the terms of their leases. All of the above properties are being marketed for sale. Based on current offers and sales agreements for the properties, the General Partner does not have evidence at this time to believe impairment exists on any of the properties.

In the second quarter of 2005, the Partnership sold twelve properties for net cash, prior to repayment of debt and related debt retirement costs, for approximately $20.8 million, resulting in a gain of approximately $3.2 million. There were approximately $1.36 million of debt retirement costs associated with the disposition of these properties.

In the third quarter of 2005, the Partnership sold two properties for net cash, prior to repayment of debt and related debt retirement costs, for approximately $7.1 million, resulting in a gain of approximately $1.5 million. There were approximately $330,000 of debt retirement costs associated with the disposition of one of these properties.

For year ended December 31, 2004, the Partnership sold three properties that were triggered by the tenant’s exercise of purchase option clauses in the lease agreements. The properties were sold for net cash proceeds of approximately $3.9 million, resulting in a gain of approximately $262,000. There were approximately $209,000 of debt retirement costs associated with the disposition of the Capital Food property.

All of the properties are subject to triple net leases pursuant to which the tenant is responsible for all expenses related to the cost of operating the properties, including real estate taxes, insurance, maintenance and repair costs. As of December 31, 2005, original base terms of the property leases ranged from 10 to 20 years, and the weighted average remaining base term of the property lease portfolio was 8.1 years. Certain of the leases provide the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates. All but two of the leases provide for increases in the monthly rents during the base term of the lease, with two of these determined based upon fixed, contractual rates of increase.

Net investment in financing leases

Net investment in financing leases represents one building used as a retail store that is subject to a long-term ground lease and equipment used in restaurant operations which are leased on a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. The Partnership periodically reviews its financing lease portfolio for impairment whenever events or changes in circumstances indicate that the carrying value of a lease may not be recoverable. If impairment is indicated, a loss reserve is calculated based on the estimated amounts recoverable. At December 31, 2004, the Partnership had provided an allowance of $275,542 for uncollectible amounts associated with one of its financing leases. Amounts due under this lease and the related reserve were written off in 2005.

Net income per limited partnership interest

Net income per limited partnership interest is calculated using the weighted average number of limited partnership Units outstanding during the period and the limited partners’ allocable share of the net income.

Distributions per limited partnership Unit

Distributions per limited partnership Unit is calculated using the actual distributions disbursed during the period and the weighted average number of limited partnership Units outstanding during the period. Actual individual limited partner distributions realized may vary from this calculation as a result of a variety of factors including: (i) actual distributions are computed based on quarterly operating results and outstanding limited partnership units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distributions versus quarterly distributions which creates timing differences between comparative calculations, (iii) the calculation ignores the timing of repurchases and (iv) liquidating distributions are determined based on the tax account balances of the partners per the Partnership agreement.

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

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to the 2005 presentations.
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

3.	Related Party Transactions and Agreements

Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee). The Partnership incurred $55,000 in acquisition fees during 2003 for the purchase of a property. In 2005 and 2004, the Partnership incurred no acquisition fees. The acquisition fees are capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases.

The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $17,822, $32,180 and $43,092 were expensed as incurred during 2005, 2004 and 2003, respectively.

The Partnership Agreement provides for the General Partner to receive real estate and equipment liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum on their adjusted invested capital, plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not pay any real estate or equipment liquidation fees during 2005, 2004 or 2003 and does not anticipate the payment of any fees under this provision.

In April 2003, the Partnership acquired a property located in Harrison, Ohio subject to an existing lease with a Taco Bell franchisee. The property was purchased from an affiliate for a price of $1,155,000, which the Partnership funded with $230,000 of cash and $920,000 of proceeds from two term notes issued in connection with the purchase. The lease is an absolute net lease that expires in September 2019. This property was sold in June 2005 and the note was paid in full with proceeds from the sale.

4.	Land and Building Subject to Operating Leases

The net investment in operating leases as of December 31, 2005 and 2004, including those classified as held for sale, is comprised of the following:

	2005	2004
Land	$1,705,200	$10,261,124
Building and improvements	3,214,980	17,979,564

	4,920,180	28,240,688
Less accumulated depreciation	(624,723)	(2,335,649)

	$4,295,457	$25,905,039

The following is a schedule of future minimum lease payments to be received on operating leases as of December 31, 2005:

2006	$547,740
2007	493,511
2008	418,088
2009	418,944
2010	420,656
Thereafter	1,286,677

Total	$3,585,616

5.	Net Investment in Financing Leases

The net investment in financing leases as of December 31, 2005 and 2004 is comprised of the following:

	2005	2004
Minimum lease payments to be received	$1,880,854	$2,126,118

Gross investment in financing leases	1,880,854	2,126,118
Less unearned income	(663,268)	(799,693)

Net investment in financing leases	$1,217,585	$1,326,425

The following is a schedule of future minimum lease payments to be received on the financing leases as of December 31, 2005:

2006	$154,000
2007	154,000
2008	154,000
2009	166,833
2010	169,400
Thereafter	1,082,621

Total	$1,880,854

6.	Notes Payable

In December 1998, the Partnership entered into a $6.4 million term note. The note had a 10-year term, was collateralized by certain properties that had a carrying value of approximately $11.6 million subject to operating leases, and bore interest at a rate of 8.13% per annum. The Partnership defeased all the remaining amounts payable under this note using the proceeds from the sale of twelve properties in June 2005. The Partnership incurred approximately $841,000 of yield maintenance costs and $46,000 of professional fees related to the defeasance.

In March 1999, the Partnership entered into an additional $3.3 million term note. The note had a 10-year term, was collateralized by certain properties that had a carrying value of approximately $3.4 million subject to operating leases, and bore interest at a rate of 8.5% per annum. In March 2004, the partnership defeased approximately $466,000 of this note payable with proceeds from the sale of a property. The Partnership defeased all the remaining amounts payable under this note using the proceeds from the sale of twelve properties in June 2005. The Partnership incurred approximately $427,000 of yield maintenance costs and $46,000 of professional fees related to the June 2005 defeasance.

The Partnership purchased one net leased real estate property in October 2000 and assumed a $3.75 million term note in connection with the acquisition of a property. The note had a 10-year term and was collateralized by a property that had a carrying value of approximately $4.6 million and bore interest at the rate of 8.35% per annum. The Partnership prepaid all remaining amounts payable under this note using the proceeds from the sale of the collateralized property in August 2005. The Partnership incurred approximately $295,000 of yield maintenance costs and $35,000 of professional fees related to the prepayment.

In November 2001, the Partnership entered into an additional $1.5 million term note. In June 2004, the Partnership sold a property subject to an operating lease that secured this note. Using proceeds from the sale, the note was paid down to a balance of $874,000, and the maturity date was extended to July 2006. The remaining note was secured by a certain property subject to an operating lease that had a carrying value of $1.5 million, and bore interest at a rate of prime plus 2% per annum. The Partnership prepaid all remaining amounts payable under this note using the proceeds from the sale of the secured property in June 2005.

In April 2003, the Partnership entered into an $862,500 term note. The note has a 5-year term, was collateralized by a certain property subject to an operating lease that had a carrying value of $1.1 million, and bore interest at a rate of 6.25%, per annum. The Partnership prepaid all remaining amounts payable under this note using the proceeds from the sale of the collateralized property in June 2005.

In April 2003, the Partnership entered into a $57,500 unsecured revolving note. The note initially had a 2-year term and bore interest at a variable rate equivalent to the Wall Street Journal (WSJ) prime rate plus 1/2%. The interest rate was adjusted monthly for changes in the WSJ prime rate. In April 2005, the maturity date on the note was extended to April 2006. The Partnership prepaid the remaining amounts payable under this note using the proceeds from the sale of the twelve properties in June 2005.

Debt issuance costs of $646,349 were incurred in connection with the issuance of the notes, and were being amortized over the life of the notes to interest expense using the straight-line method, which is not materially different than the interest rate method. Upon the defeasance and prepayment of the notes payable in June 2005, the remaining unamortized debt issuance costs associated with the debt that was prepaid were expensed.
7.	Change in Estimate

As of December 31, 2004, the Partnership held two vacant properties. In June 2004, the leases on these properties (for which rental payments were over eighteen months past due), along with the rights to pursue remedies against the tenant and all Guarantors, were terminated as the Partnership entered into a Settlement Agreement with the former tenants and Guarantors. Under that Settlement Agreement, the Partnership received $100,000 as full and final payment from all parties involved. The remaining receivable of $277,000 associated with these leases was written off as bad debt expense in 2004 and is included in income from discontinued operations, net.

8.	Income from Discontinued Operations, net

Income from discontinued operations, net for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
Revenues	$1,111,350	$2,351,658	$3,186,240
Interest expense	555,865	1,182,993	1,271,165
Depreciation	—	392,701	425,891
General and administrative	126,298	400,137	34,084

Income from discontinued operations, net	$429,187	$375,827	$1,455,100

Interest expense is allocated 100% to discontinued operations based on the lender’s requirement that the notes be paid in full with the proceeds from the sale of properties in the year ended December 31, 2005. General and administrative costs include maintenance and repair costs on vacant property, property taxes on vacant property and bad debt expenses directly associated with properties that have been sold.

9. Quarterly Results of Operations (Unaudited)
The following is a summary of the Partnership’s unaudited quarterly results of operations for the year ended December 31, 2005 and 2004:

	Year Ended December 31, 2005
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Total revenues from continued operations (1)	165,510	164,840	164,170	163,499
Income from continued operations (1)	129,199	113,181	89,801	11,269
Other income from continued operations (1)	350	15,324	77,749	35,331
Income (loss) from discontinued operations (1)	214,541	2,055,732	1,231,363	(6,353)
Net income	344,089	2,184,236	1,398,912	40,247
Net income allocable to limited partner	340,648	2,162,236	1,396,850	58,716
Net income per limited partnership unit	11.76	74.63	48.21	2.02

(1)	The amounts presented for the first three quarters of 2005 are not equal to the same amounts previously reported in the respective Form 10’Q’s filed with the SEC for each period primarily as a result of changes in discontinued operations due to properties that were not disposed within one year of the initial decision to sell the properties. All properties were considered discontinued operations through the first three quarters of 2005; as of December 31, 2005, certain properties were reclassified to continued operations because they were not disposed within one year of the initial decision to sell the properties. Below is a reconciliation to the amounts previously reported in the respective Form 10-Q’s:

Total revenues from discontinued operations previously reported in Form 10-Q	736,405	604,656	264,808
Total revenues not subsequently reclassified to continued operations	(570,896)	(439,817)	(100,639)
Total revenues subsequently reclassified to continued operations disclosed in Form 10-K	165,510	164,840	164,170

Operating income (loss) from discontinued operations previously reported in Form 10-Q	341,742	(1,063,024)	(201,353)
Operating (income) loss not subsequently reclassified to continued operations	(212,544)	1,176,205	291,154
Operating income subsequently reclassified to continued operations disclosed in Form 10-K	129,199	113,181	89,801

Other income from discontinued operations previously reported in Form 10-Q	2,347	3,247,260	1,600,265
Other income not subsequently reclassified to continued operations	(1,997)	(3,231,936)	(1,522,516)
Other income subsequently reclassified to continued operations disclosed in Form 10-K	350	15,324	77,749

Net income from discontinued operations previously reported in Form 10-Q	344,089	2,184,236	1,398,912
Less operating income subsequently reclassified to continued operations	(129,199)	(113,181)	(89,801)
Less other income subsequently reclassified to continued operations	(350)	(15,324)	(77,749)
Income from discontinued operations disclosed in Form 10-K	214,541	2,055,732	1,231,363
In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of the Plan of Liquidation and Dissolution, as of December 31, 2004 all assets, excluding cash were previously classified as Assets Held for Sale, and the results of the operations for these Assets Held for Sale were previously classified as discontinued operations for all years presented, since the operations are directly related to the assets held for sale. Depreciation of real estate assets ceased at that time. The four real properties and one financing lease owned by the Partnership as of December 31, 2005 which were not disposed of within one year from the initial held for sale designation have been reclassified to investment in operating leases and financing leases, and the respective results of operations have been presented within continuing operations for all periods presented in accordance with FAS 144. Also, in accordance with FAS 144, the partnership recognized $80,407 of depreciation expense for these assets for the year ended December 31, 2005. The remaining assets of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidation after the repayment of all liabilities in accordance with the partnership agreement.

	Year Ended December 31, 2004
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Total revenues from continued operations (2)	168,189	167,519	166,850	166,180
Income (loss) from continued operations (2)	(66,581)	52,333	(22,494)	(51)
Other income from continued operations (2)	168	12,921	29	262
Income from discontinued operations (2)	370,493	138,391	243,444	69,237
Net income	304,080	203,644	220,979	69,448
Net income allocable to limited partner	301,039	201,607	218,769	68,754
Net income per limited partnership unit	10.33	6.96	7.55	2.39

(2) The amounts presented for the first three quarters of 2004 are not equal to the same amounts previously reported in the respective Form 10’Q’s filed with the SEC for each period primarily as a result of changes in discontinued operations due to properties that were not disposed within one year of the initial decision to sell the properties. All properties were considered discontinued operations through the first three quarters of 2005; as of December 31, 2005, certain properties were reclassified to continued operations because they were not disposed within one year of the initial decision to sell the properties. Below is a reconciliation to the amounts previously reported in the respective Form 10-Q’s:

Total revenues from discontinued operations previously reported in Form 10-Q	822,846	771,896	703,232	722,420
Total revenues not subsequently reclassified to continued operations	(654,658)	(604,378)	(536,383)	(556,241)
Total revenues subsequently reclassified to continued operations disclosed in Form 10-K	168,189	167,519	166,850	166,180

Operating income from discontinued operations previously reported in Form 10-Q	51,601	172,912	220,450	77,763
Operating income not subsequently reclassified to continued operations	(118,182)	(120,580)	(242,944)	(77,814)
Operating income (loss) subsequently reclassified to continued operations disclosed in Form 10-K	(66,581)	52,333	(22,494)	(51)

Other income (loss) from discontinued operations previously reported in Form 10-Q	252,479	30,732	529	(8,315)
Other (income) loss not subsequently reclassified to continued operations	(252,311)	(17,811)	(500)	8,577
Other income subsequently reclassified to continued operations disclosed in Form 10-K	168	12,921	29	262

Net income from discontinued operations previously reported in Form 10-Q	304,080	203,644	220,979	69,448
Less operating (income) loss subsequently reclassified to continued operations	66,581	(52,333)	22,494	51
Less other income subsequently reclassified to continued operations	(168)	(12,921)	(29)	(262)
Income from discontinued operations disclosed in Form 10-K	370,493	138,391	243,444	69,237

SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

					Cost	Gross Amount
					Capitalized	At Which
					Subsequent	Carried At		Date of
	Type of	State		Initial Cost	To	Close	Accumulated	Acquisition/	Acquisition/
Concept	Property	Location	Encumbrances	To Company	Acquisition	Of Period	Depreciation	Construction	Construction	Depreciation
Hollywood Video	Retail	OH	—	1,455,300	—	1,455,300	173,858	1997	Acquisition	40 Years
Blockbuster Video	Retail	GA	—	1,170,000	—	1,170,000	162,813	1997	Acquisition	40 Years
Hollywood Video	Retail	OH	—	1,454,880	—	1,454,880	191,802	1998	Acquisition	40 Years
Arby’s	Restaurant	MI	—	840,000	—	840,000	96,250	1998	Acquisition	40 Years
Total Properties				$4,920,180	$—	$4,920,180	$624,723

Notes:
     The changes in total properties for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Balance, beginning of year	$28,240,688	$31,873,511
Acquisitions	—	—
Dispositions and other	(23,320,508)	(3,632,823)
Costs capitalized	—	—

Balance, end of year	$4,920,180	$28,240,688

     The changes in accumulated depreciation for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Balance, beginning of year	$2,335,649	$2,205,530
Depreciation expense	80,407	473,108
Dispositions and other	(1,791,333)	(342,989)

Balance, end of year	$624,723	$2,335,649

Exhibit Index

Exhibit No.	Description
2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

4	Amended Agreement of Limited Partnership of Registrant. (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004 and the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.1	Promissory Note dated December 17, 1998 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-K for the fiscal year ended December 31, 1998)

10.2	Promissory Note dated March 30, 1999 between Registrant and National Realty Funding L.C. (Incorporated by reference to the corresponding exhibit in the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

31	Certification Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002