Form 10-Q
period 2006-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2006-05-12
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:):
Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court: Not applicable
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
Index to Form 10-Q

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, March 31, 2006 and December 31, 2005	3

	Statements of Operations for the three months ended March 31, 2006 and 2005	4

	Statement of Changes in Partners’ Capital for the three months ended March 31, 2006	5

	Statements of Cash Flows for the three months ended March 31, 2006 and 2005	6

	Notes to Financial Statements	7 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION
	Other Information	14

SIGNATURES		15

CERTIFICATION Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002		16-18
Certification Pursuant to Section 302
Certification Pursuant to Section 906

Captec Franchise Capital Partners L.P. IV
Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$961,275	$896,164
Assets held for sale:
Operating leases, net	740,469	743,750
Unbilled rent, net	46,652	45,920
Investment in leases:
Operating leases, net	3,534,887	3,551,707
Financing leases, net	1,208,560	1,217,585
Unbilled rent, net	3,206	7,517
Accounts receivable	3,500	3,500

Total assets	$6,498,549	$6,466,143

Liabilities and Partners’ Capital
Liabilities
Accounts payable and accrued expenses	$34,929	$63,800
Due to related parties	6,936	20,872

Total liabilities	41,865	84,672

Partners’ capital:
Limited partners’ capital accounts	6,451,461	6,377,000
General partner’s capital account	5,223	4,471

Total partners’ capital	6,456,684	6,381,471

Total liabilities and partners’ capital	$6,498,549	$6,466,143

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Operations
For the three months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Operating revenue:
Rental income	$111,863	$111,863
Finance income	29,475	32,155

Total operating revenue	141,338	144,018

Operating costs and expenses:
Depreciation	16,821	—
General and administrative	76,815	105,577

Total operating costs and expenses	93,636	105,577

Income from continuing operations before other income	47,702	38,441

Other income:
Interest and other income	9,297	—

Total other income	9,297	—

Income from continuing operations	56,999	38,441

Discontinued operations:
Net income from discontinued operations, net	18,214	303,651
Gain on sale of equipment	—	1,997

Income from discontinued operations	18,214	305,648

Net income	$75,213	$344,089

Net income allocable to general partner	$752	$3,441
Net income allocable to limited partners	$74,461	$340,648
Net income from continuing operations per limited partnership unit	$1.95	$1.32

Net income from discontinued operations per limited partnership unit	$0.62	$10.44

Net income per limited partnership unit	$2.57	$11.76

Weighted average number of limited partnership units outstanding	28,975	28,975

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Changes in Partners’ Capital
For the three months ended March 31, 2006
(Unaudited)

	Limited	Limited	General	Total
	Partners'	Partners'	Partner's	Partners'
	Units	Accounts	Account	Capital
Balance, December 31, 2005	28,975	$6,377,000	$4,471	$6,381,471

Net income	—	74,461	752	75,213

Balance, March 31, 2006	28,975	$6,451,461	$5,223	$6,456,684

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows
For the three months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$75,213	$344,089
Adjustments to net income:
Depreciation	20,102	—
Amortization of debt issuance costs	—	14,895
Gain on sale of equipment	—	(1,997)
Increase in unbilled rent	3,579	(60,436)
Decrease in accounts receivable	—	16,170
Decrease in accounts payable and accrued expenses	(28,872)	(52,322)
Decrease in due to related parties	(13,936)	(5,320)
Increase in other assets	—	(29,643)
Decrease in restricted cash	—	96,753

Net cash provided by operating activities	56,086	322,189

Cash flows from investing activities:
Proceeds from sale of equipment	—	15,000
Principal collections on financing leases	9,025	30,318

Net cash provided by investing activities	9,025	45,318

Cash flows from financing activities:
Repayments of notes payable	—	(89,398)
Distributions to limited partners	—	(375,000)

Net cash used in financing activities	—	(464,398)

Net (decrease) increase in cash and cash equivalents	65,111	(96,891)
Cash and cash equivalents, beginning of period	896,164	143,463

Cash and cash equivalents, end of period	$961,275	$46,572

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:
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
The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At March 31, 2006, the Partnership had 28,975 Units issued and outstanding.
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
Distributions per limited partnership Unit are calculated using the actual distributions disbursed during the period and the weighted average number of limited partnership Units outstanding during the period. Actual individual limited partner distributions may vary from this calculation as a result of a variety of factors including: (i) actual distributions are computed based on quarterly operating results and outstanding limited partnership units, which are disbursed in the subsequent quarter; (ii) certain limited partners have elected to receive monthly distributions versus quarterly distributions which creates timing differences between comparative calculations, (iii) the calculation ignores the timing of repurchases, and (iv) liquidating distributions are determined based on the tax account balances of the partners per the Partnership agreement.
In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which included entering into an exclusive listing agreement with a third party, who will oversee the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of this plan, as of December 31, 2004 all assets, excluding cash, were previously classified as Assets Held for Sale, and the results of the operations for these Assets Held for Sale were previously classified as discontinued operations for all years presented, since the operations were directly related to the assets held for sale. Depreciation of real estate assets ceased at December 31, 2004. The four real properties and one financing leases owned by the Partnership as of March 31, 2006 and December 31, 2005 which were not disposed of within one year from the initial held for sale designation were reclassified to investment in operating leases and financing leases at December 31, 2005. At March 31, 2006, one of the investments in operating leases was recorded as held for sale as this property was sold on April 12,2006. The respective results of operations of these assets, except for the real property sold on April 12, 2006, have been presented within continuing operations for all periods presented in accordance with FAS 144. Depreciation of the real estate asset ceased effective March 31, 2006 for the property sold on April 12, 2006. In accordance with FAS 144, the partnership recognized depreciation expense of $20,102 in the quarter ended March 31, 2006 and $80,407 for the operating lease assets for the year ended December 31, 2005 in the fourth quarter of 2005 to cumulatively catch-up depreciation since the cessation in December 2004 upon reclassification of these assets. The remaining assets of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidations after the repayment of all liabilities in accordance with the partnership agreement.
On April 12, 2006, the Partnership sold the property located in Southgate, Michigan and the related lease for a purchase price of $1 million. There were no debt retirement costs associated with the disposition of this property.
The balance sheet of the Partnership as of March 31, 2006, the statements of operations and cash flows for the periods ending March 31, 2006 and March 31, 2005 and the statement of changes in partners’ capital for the period ending March 31, 2006 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on March 29, 2006.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:
The net investment in operating leases, including those classified as held for sale, as of March 31, 2006 and December 31, 2005 is comprised of the following:

	March 31, 2006	December 31, 2005
Land	$1,705,200	$1,705,200
Building and improvements	3,214,980	3,214,980

	4,920,180	4,920,180

Less accumulated depreciation	(644,825)	(624,723)

Total	$4,275,356	$4,295,457

3.	NET INVESTMENT IN FINANCING LEASES:
The net investment in financing leases as of March 31, 2006 and December 31, 2005 is comprised of the following:

	March 31, 2006	December 31, 2005
Minimum lease payments to be received	$1,871,463	$1,880,854
Less unearned income	(662,903)	(663,268)

Net investment in financing leases	$1,208,560	$1,217,585

4.	NOTES PAYABLE:
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
The Partnership has no further obligations related to any of its notes payable.
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
As of March 31, 2006, the Partnership had a portfolio of 4 properties located in 3 states, and one financing lease for a total cost basis of $6.1 million. As of March 31, 2006, the Partnership has not made, nor does it intend to make, any commitments to purchase additional properties.
On April 12, 2006, the Partnership sold the property located in Southgate, Michigan and the related lease for a purchase price of $1 million. There were no debt retirement costs associated with the disposition of this property.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2006.
During the three months ended March 31, 2006, total operating revenue decreased to approximately $141,300 compared to approximately $144,000 for the three months ended March 31, 2005. Rental revenue from operating leases for the three months ended March 31, 2006 was approximately $111,900, unchanged compared to the three months ended March 31, 2005. Earned income from financing leases for the three months ended March 31, 2006 decreased to approximately $29,500 compared to approximately $32,200 for the three months ended March 31, 2005 due to the amortization of principal balances.
Operating expenses were approximately $93,600 for the three months ended March 31, 2006, compared to approximately $105,600 for the three months ended March 31, 2005. In accordance with FAS 144, the Partnership recognized $16,821 and $0 of depreciation expense in the quarters ended March 31, 2006 and 2005, respectively, for investment in operating leases. The Partnership recognized $80,407 of depreciation expense for investment in operating leases in the fourth quarter of 2005 to cumulatively catch-up depreciation on these assets when they were reclassified from held for sale in accordance with FAS 144. In accordance with FAS 144, the Partnership had ceased depreciation on all assets classified as Assets Held for Sale at December 31, 2004. General and administrative expenses decreased by approximately $28,800 due primarily to a decrease in property taxes due to the sale of vacant properties in June 2005 offset by an increase in state taxes due to the sale of certain properties.
Other income for the quarter ended March 31, 2006 was approximately $9,300 for the quarter ended March 31, 2006 due to interest income earned on cash proceeds from the sale of assets. There was no other income for the quarter ended March 31, 2005.
Income from discontinued operations, net for the quarter ended March 31, 2006 and 2005 consisted of the following:

	2006	2005
Revenues	$21,495	$592,387
Depreciation	3,281	0
Interest expense	0	288,736

Income from discontinued operations, net	$18,214	$303,651

Interest expense is allocated 100% to discontinued operations based on the lender’s requirement that the notes be paid in full with the proceeds from the sale of properties during the year ended December 31, 2005. Income from discontinued operations contains the operating results for the twelve properties sold in June 2005, one property sold in each of the months of August and September 2005, and the one property sold in April 2006.
Gain on sale of equipment for the three months ended March 31, 2005 was approximately $2,000 due to the disposition of an equipment lease in February 2005 for net cash proceeds of $15,000, resulting in a gain of approximately $2,000. There were no such gains on sale during the quarter ended March 31, 2006.
As a result of the foregoing, the Partnership’s net income decreased to approximately $75,200 for the three months ended March 31, 2006, compared to approximately $344,100 for the three months ended March 31, 2005.
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
As of March 31, 2006, the Partnership had a portfolio of 4 properties located in 3 states, and one financing lease for a total cost basis of $6.1 million. As of March 31, 2006, the Partnership has not made, nor does it intend to make, any commitments to purchase additional properties.
The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant the repurchase plan. At March 31, 2006, the Partnership had 28,975 Units issued and outstanding. The Partnership is not obligated to accept Unit repurchase requests if the annualized Cash Flow for the three months prior to the redemption period is less than 10% per annum of the adjusted investment and/or if such repurchases would impair the capital of the Partnership. In connection with the announcement of the Partnership’s liquidation plans, the general partner has indefinitely suspended the repurchase plan.
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
The Partnership was exposed to interest rate risks, primarily as a result of its long-term fixed rate debt used to finance its investments. The Partnership’s approach to interest rate risk management was to limit the impact of interest rate changes on earnings and cash flows by matching investments with long-term fixed rate borrowings to the extent possible. A change in interest rates will not affect the interest expense associated with the fixed rate debt. Changes in the interest rate environment upon maturity of the fixed rate debt could have had an effect on the Partnership’s future cash flows and earnings, depending on whether the debt was replaced with other fixed rate debt, variable rate debt, or equity or repaid by the sale of assets. The Partnership does not currently have any outstanding Notes Payables.
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
Date: May 12, 2006