Form 10-Q
period 2006-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2006-08-14
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
Index to Form 10-Q

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, June 30, 2006 and December 31, 2005	3

	Statements of Operations for the three and six months ended June 30, 2006 and 2005	4

	Statement of Changes in Partners’ Capital for the six months ended June 30, 2006	5

	Statements of Cash Flows for the six months ended June 30, 2006 and 2005	6

	Notes to Financial Statements	7 – 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

	Other Information	16

SIGNATURES		17

CERTIFICATION Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002		19 – 20
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 302
Certification Pursuant to Section 906

Captec Franchise Capital Partners L.P. IV
Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$2,006,758	$896,164
Assets held for sale:
Operating leases, net	—	743,750
Unbilled rent, net	—	45,920
Investment in leases:
Operating leases, net	3,518,067	3,551,707
Financing leases, net	900,000	1,217,585
Unbilled rent, net	6,555	7,517
Accounts receivable	3,500	3,500

Total assets	$6,434,880	$6,466,143

Liabilities and Partners’ Capital

Liabilities
Accounts payable and accrued expenses	$8,852	$63,800
Due to related parties	5,043	20,872

Total liabilities	13,895	84,672

Partners’ capital:
Limited partners’ capital accounts	6,418,248	6,377,000
General partner’s capital account	2,737	4,471

Total partners’ capital	6,420,985	6,381,471

Total liabilities and partners’ capital	$6,434,880	$6,466,143

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenue:
Rental income	$119,521	$111,863	$231,384	$223,726
Finance income	28,806	31,485	58,281	63,640

Total operating revenue	148,327	143,348	289,665	287,366

Operating costs and expenses:
Depreciation	16,820	—	33,641	—
Provision for impaired financing lease	298,866	9,961	298,866	9,961
General and administrative	104,209	73,621	181,024	179,548

Total operating costs and expenses	419,895	83,582	513,531	189,509

(Loss) income from continuing operations before other income	(271,568)	59,766	(223,866)	97,857

Other income :
Interest and other income	20,451	15,324	29,748	15,674

Total other income	20,451	15,324	29,748	15,674

(Loss) income from continuing operations	(251,117)	75,090	(194,118)	113,531

Discontinued operations:
Net income from discontinued operations, net	2,539	237,799	20,753	541,448
Gain on sale of real estate	212,879	3,231,936	212,879	3,231,936
Gain on sale of equipment	—	—	—	1,997
Debt retirement costs	—	(1,360,589)	—	(1,360,589)

Income from discontinued operations	215,418	2,109,146	233,632	2,414,792

Net (loss) income	$(35,699)	$2,184,236	$39,514	$2,528,323

Net (loss) income allocable to general partner	$(2,486)	$21,842	$(1,734)	$25,283
Net (loss) income allocable to limited partners	$(33,213)	$2,162,394	$41,248	$2,503,040

Net (loss) income from continuing operations per limited partnership unit	$(8.58)	$2.57	$(6.63)	$3.88
Net income from discontinued operations per limited partnership unit	$7.43	$72.06	$8.05	$82.51

Net income per limited partnership unit	$(1.15)	$74.63	$1.42	$86.39

Weighted average number of limited partnership units outstanding	28,975	28,975	28,975	28,975

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Changes in Partners’ Capital
For the six months ended June 30, 2006
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2005	28,975	$6,377,000	$4,471	$6,381,471

Net income (loss)	—	$41,248	$(1,734)	39,514

Balance, June 30, 2006	28,975	$6,418,248	$2,737	$6,420,985

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows
For the six months ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$39,514	$2,528,323
Adjustments to net income:
Depreciation	36,922	—
Amortization of debt issuance costs	—	25,749
Gain on sale of equipment	—	(1,997)
Gain on sale of real estate	(212,879)	(3,231,936)
Provision for impaired financing lease	298,866	9,961
Decrease (increase) in unbilled rent	228	(194,230)
Decrease in accounts receivable	—	9,410
Decrease in accounts payable and accrued expenses	(54,948)	(82,347)
Increase in due from related parties	—	(1,310)
Decrease in due to related parties	(15,828)	(10,969)
Decrease in restricted cash	—	333,006

Net cash provided by (used by) operating activities	91,875	(616,340)

Cash flows from investing activities:
Net proceeds from sale of real estate	1,000,000	20,786,225
Proceeds from sale of equipment	—	15,000
Payment of lease commissions	—	(59,805)
Principal collections on financing leases	18,719	61,003

Net cash provided by investing activities	1,018,719	20,802,423

Cash flows from financing activities:
Repayments of notes payable	—	(10,112,936)
Distributions to limited partners	—	(625,000)

Net cash used in financing activities	—	(10,737,936)

Net increase in cash and cash equivalents	1,110,594	9,448,147

Cash and cash equivalents, beginning of period	896,164	143,463

Cash and cash equivalents, end of period	$2,006,758	$9,591,610

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS
1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At June 30, 2006, the Partnership had 28,975 Units issued and outstanding.

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

In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which included entering into an exclusive listing agreement with a third party to oversee the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. This agreement has been terminated and the Partnership is negotiating with local real estate brokers to oversee the sale of the remaining assets. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of this plan, as of December 31, 2004 all assets, excluding cash, were previously classified as Assets Held for Sale, and the results of the operations for these Assets Held for Sale were previously classified as discontinued operations for all years presented, since the operations were directly related to the assets held for sale. Depreciation of real estate assets ceased at December 31, 2004. The three real properties and one financing lease owned by the Partnership as of June 30, 2006 and December 31, 2005 which were not disposed of within one year from the initial held for sale designation were reclassified to investment in operating leases and financing leases at December 31, 2005. In accordance with FAS 144, the partnership recognized depreciation expense of $80,407 for the operating lease assets for the year ended December 31, 2005 in the fourth quarter of 2005 to cumulatively catch-up depreciation since the cessation in December 2004 upon reclassification of these assets. At March 31, 2006 and December 31, 2005 one of the investments in operating leases was recorded as held for sale as this property was sold on April 12, 2006. The respective results of operations of these assets, except for the real property sold on April 12, 2006, have been presented within continuing operations for all periods presented in accordance with FAS 144. The remaining assets of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidations after the repayment of all liabilities in accordance with the partnership agreement.

On April 12, 2006, the Partnership sold the property located in Southgate, Michigan and the related lease for a purchase price of $1 million. There were no debt retirement costs associated with the disposition of this property.

As of June 30, 2006, the Partnership had a portfolio of three properties located in two states, and one financing lease for a total cost basis of $5.2 million. As of June 30, 2006, the Partnership has not made, nor does it intend to make, any commitments to purchase additional properties.

The balance sheet of the Partnership as of June 30, 2006, the statements of operations and cash flows for the periods ending June 30, 2006 and 2005 and the statement of changes in partners’ capital for the period ending June 30, 2006 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on March 29, 2006.
2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases, including those classified as held for sale, as of June 30, 2006 and December 31, 2005 is comprised of the following:

	June 30, 2006	December 31, 2005
Land	$1,390,200	$1,705,200
Building and improvements	2,689,980	3,214,980

	4,080,180	4,920,180

Less accumulated depreciation	(562,113)	(624,723)

Total	$3,518,067	$4,295,457

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of June 30, 2006 and December 31, 2005 is comprised of the following:

	June 30, 2006	December 31, 2005
Minimum lease payments to be received	$1,803,853	$1,880,854
Less unearned income	(604,987)	(663,268)

Less provision for impaired financing lease	(298,866)	0

Net investment in financing leases	$900,000	$1,217,585

As of June 30, 2006, the Partnership’s remaining financing lease is to Sterling Jewelers for the location in Plano, Texas. The Partnership has not received any offers on this asset. In order to facilitate the sale of this asset and conclude the liquidation and dissolution of the Partnership, the general partner obtained a third party appraisal of this asset. The appraisal value as of July 13, 2006 was estimated to be $900,000. Based on this appraisal, the Partnership has recorded a provision for impaired financing lease by $298,866 as of June 30, 2006.
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

Debt issuance costs of $646,349 were incurred in connection with the issuance of the notes, and are were amortized over the life of the notes to interest expense using the straight-line method, which was not materially different than the interest rate method. Upon the defeasance and prepayment of the notes payable in June 2005, the remaining unamortized debt issuance costs associated with the debt that was prepaid were expensed.

5.	DISCONTINUED OPERATIONS:

Income from discontinued operations, net for the three and six months ended June 30, 2006 and 2005 consisted of the following:

	Three months ended
	6/30/06	6/30/05
Revenues	$2,539	$461,309
Interest expense	0	223,510

Income from discontinued operations, net	$2,539	$237,799

	Six months ended
	6/30/06	6/30/05
Revenues	$24,034	$1,053,694
Depreciation	3,281	0
Interest expense	0	512,246

Income from discontinued operations, net	$20,753	$541,448

Revenues and depreciation from discontinued operations for the three and six months ended June 30, 2006, was due to rent and depreciation recorded for the Arby’s property through the sale date of April 12, 2006. Revenue from discontinued operations for the three and six months ended June 30, 2005 was due to rental income from twelve properties sold in June 2005, one property sold in each of the months of August and September 2005, one property sold in April 2006 and one equipment lease sold in February 2005.
Interest expense is allocated 100% to discontinued operations based on the lender’s requirement that the notes be paid in full with the proceeds from the sale of properties during the year ended December 31, 2005.

Gain on sale of real estate for the six months ended June 30, 2006 was approximately $213,000 due to sale of one property in April 2006 for a sales price, prior to closing costs, of $1,000,000. Gain on sale of real estate for the six months ended June 30, 2005 was approximately $3,232,000 due to the sale of twelve properties in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $20,786,000. There was approximately $1,361,000 in debt retirement costs associated with the disposition of these twelve properties in June 2005.
Gain on sale of equipment for the six months ended June 30, 2005 was approximately $2,000 due to the disposition of an equipment lease in February 2005 for net cash proceeds of $15,000, resulting in a gain of approximately $2,000. There were no such gains on sale during the six months ended June 30, 2006.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2006
During the three months ended June 30, 2006, total operating revenue increased to approximately $148,300 compared to approximately $143,300 for the three months ended June 30, 2005. Rental revenue from operating leases for the three months ended June 30, 2006 increased to approximately $120,000, compared to approximately $112,000 for the three months s ended June 30, 2005 due to rent adjustments tied to the consumer price index for certain leases. Earned income from financing leases for the three months ended June 30, 2006 decreased to approximately $28,800 compared to approximately $31,500 for the three months ended June 30, 2005 due to the amortization of principal balances.
Operating expenses were approximately $420,000 for the three months ended June 30, 2006, compared to approximately $84,000 for the three months ended June 30, 2005. The increase is primarily due to an approximate $299,000 provision for impaired financing lease charge recorded in the quarter ended June 30, 2006. In addition, the Partnership recognized $16,820 and $0 of depreciation expense in the quarters ended June 30, 2006 and 2005, respectively, for investment in operating leases. The Partnership recognized $80,407 of depreciation expense for investment in operating leases in the fourth quarter of 2005 to cumulatively catch-up depreciation on these assets when they were reclassified from held for sale in accordance with FAS 144. In accordance with FAS 144, the Partnership had ceased depreciation on all assets classified as Assets Held for Sale at December 31, 2004.
Other income for the quarter ended June 30, 2006 was approximately $20,500 due to interest income earned on cash proceeds from the sale of assets. Other income for the three months ended June 30, 2005 includes late charge income of approximately $15,000.

Income from discontinued operations, net for the quarter ended June 30, 2006 and 2005 consisted of the following:

	2006	2005
Revenues	$2,539	$461,309
Interest expense	0	223,510

Income from discontinued operations, net	$2,539	$237,799

Revenues from discontinued operations for the three months ended June 30, 2006 of $2,539 was due to the partial month’s rent recorded for the Arby’s property sold on April 12, 2006. Revenue from discontinued operations for the three months ended June 30, 2005 of approximately $461,000 is rental income from twelve properties sold in June 2005, one property sold in each of the months of August and September 2005, and one property sold in April 2006.
Interest expense is allocated 100% to discontinued operations based on the lender’s requirement that the notes be paid in full with the proceeds from the sale of properties during the year ended December 31, 2005.
Gain on sale of real estate for the three months ended June 30, 2006 was approximately $213,000 due to sale of one property in April 2006 for a sales price, prior to closing costs, of $1,000,000. Gain on sale of real estate for the three months ended June 30, 2005 was approximately $3,232,000 due to the sale of twelve properties in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $20,786,000. There was approximately $1,361,000 in debt retirement costs associated with the disposition of these twelve properties in June 2005.
As a result of the foregoing, the Partnership’s net loss was approximately $36,000 for the three months ended June 30, 2006, compared to net income of approximately $2.2 million for the three months ended June 30, 2005.
Six months ended June 30, 2006
During the six months ended June 30, 2006, total operating revenue increased to approximately $290,000 compared to approximately 287,000 for the six months ended June 30, 2005. Rental revenue from operating leases for the six months ended June 30, 2006 increased to approximately $231,000, compared to approximately $224,000 for the six months ended June 30, 2005 due to rent adjustments tied to the consumer price index for certain leases. Earned income from financing leases for the six months ended June 30, 2006 decreased to approximately $58,000 compared to approximately $64,000 for the six months ended June 30, 2005 due to the amortization of principal balances.
Operating expenses were approximately $514,000 for the six months ended June 30, 2006, compared to approximately $190,000 for the six months ended June 30, 2005. The increase is primarily due to an approximate $299,000 provision for impaired financing lease charge recorded in the quarter ended June 30, 2006. In addition, the Partnership recognized $33,641 and $0 of depreciation expense in the six months ended June 30, 2006 and 2005, respectively, for investment in operating leases. The Partnership recognized $80,407 of depreciation expense for investment in operating leases in the fourth quarter of 2005 to cumulatively catch-up depreciation on these assets when they were reclassified from held for sale in accordance with FAS 144. In accordance with FAS 144, the Partnership had ceased depreciation on all assets classified as Assets Held for Sale at December 31, 2004.
Other income for the six months ended June 30, 2006 was approximately $29,700 due to interest income earned on cash proceeds from the sale of assets. Other income for the six months ended June 30, 2005 includes late charge income of approximately $15,700.
Income from discontinued operations, net for the six months ended June 30, 2006 and 2005 consisted of the following:

	2006	2005
Revenues	$24,034	$1,053,694
Depreciation	3,281	0
Interest expense	0	512,246

Income from discontinued operations, net	$20,753	$541,448

Revenues and depreciation from discontinued operations for the six months ended June 30, 2006 of approximately $24,000 and $3,000, respectively, was due to rent and depreciation recorded for the Arby’s property through the sale date of April 12, 2006. Revenue from discontinued operations for the three months ended June 30, 2005 of approximately $1,054,000 is rental income from twelve properties sold in June 2005, one property sold in each of the months of August and September 2005, one property sold in April 2006 and one equipment lease sold in February 2005.
Interest expense is allocated 100% to discontinued operations based on the lender’s requirement that the notes be paid in full with the proceeds from the sale of properties during the year ended December 31, 2005.
Gain on sale of real estate for the six months ended June 30, 2006 was approximately $213,000 due to sale of one property in April 2006 for a sales price, prior to closing costs, of $1,000,000. Gain on sale of real estate for the six months ended June 30, 2005 was approximately $3,232,000 due to the sale of twelve properties in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $20,786,000. There was approximately $1,361,000 in debt retirement costs associated with the disposition of these twelve properties in June 2005.
Gain on sale of equipment for the six months ended June 30, 2005 was approximately $2,000 due to the disposition of an equipment lease in February 2005 for net cash proceeds of $15,000, resulting in a gain of approximately $2,000. There were no such gains on sale during the six months ended June 30, 2006.
As a result of the foregoing, the Partnership’s net income was approximately $40,000 for the six months ended June 30, 2006, compared to net income of approximately $2.5 million for the six months ended June 30, 2005.
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
As of June 30, 2006, the Partnership had a portfolio of three properties located in two states, and one financing lease for a total cost basis of $5.2 million. As of June 30, 2006, the Partnership has not made, nor does it intend to make, any commitments to purchase additional properties.
The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant the repurchase plan. At June 30, 2006, the Partnership had 28,975 Units issued and outstanding. The Partnership is not obligated to accept Unit repurchase requests if the annualized Cash Flow for the three months prior to the redemption period is less than 10% per annum of the adjusted investment and/or if such repurchases would impair the capital of the Partnership. In connection with the announcement of the Partnership’s liquidation plans, the general partner has indefinitely suspended the repurchase plan.
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
Effective November 8, 2004 the limited partners consented to the Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution and had entered into an exclusive listing agreement with a third party to oversee the marketing and sale of the Partnership’s assets. This agreement has been terminated and the Partnership is negotiating with local real estate brokers to oversee the sale of the remaining assets. Management believes the proceeds on sale will be adequate to pay off all liabilities and make one or more distributions to the partners.
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

By:	Captec Franchise Capital Partners L.P. IV
GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	August 11, 2006

Exhibit Index

Number	Exhibit

2	Plan of Liquidation and Dissolution (Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on September 21, 2004)

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