Form 10-Q
period 2006-09-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2006-11-14
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court: Not applicable
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Not applicable

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
Index to Form 10-Q

Item No.		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets, September 30, 2006 and December 31, 2005	3

	Statements of Operations for the three and nine months ended September 30, 2006 and 2005	4

	Statement of Changes in Partners’ Capital for the nine months ended September 30, 2006	5

	Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	6

	Notes to Financial Statements	7–11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15-16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION
	Other Information	16-17

SIGNATURES		18

CERTIFICATION Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002		19-21
Certification Pursuant to Section 302
Certification Pursuant to Section 906

Captec Franchise Capital Partners L.P. IV
Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$3,586,752	$896,164
Assets held for sale:
Operating leases, net	875,000	743,750
Unbilled rent, net	—	45,920
Investment in leases:
Operating leases, net	900,000	3,551,707
Financing leases, net	889,636	1,217,585
Unbilled rent, net	4,674	7,517
Accounts receivable	3,500	3,500

Total assets	$6,259,562	$6,466,143

Liabilities and Partners’ Capital

Liabilities
Accounts payable and accrued expenses	$21,781	$63,800
Due to related parties	2,889	20,872

Total liabilities	24,670	84,672

Partners’ capital:
Limited partners’ capital accounts	6,236,492	6,377,000
General partner’s capital account	(1,600)	4,471

Total partners’ capital	6,234,892	6,381,471

Total liabilities and partners’ capital	$6,259,562	$6,466,143

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating revenue:
Rental income	$31,280	$31,280	$93,840	$93,840
Finance income	28,135	30,815	86,416	94,947

Total operating revenue	59,415	62,095	180,256	188,787

Operating costs and expenses:
Depreciation	4,884	—	14,653	—
Provision for impaired financing and operating leases	92,534	—	391,400	—
General and administrative	95,311	92,777	276,335	282,286

Total operating costs and expenses	192,729	92,777	682,388	282,286

(Loss) income from continuing operations before other income	(133,314)	(30,682)	(502,132)	(93,499)

Other income :
Interest and other income	36,101	77,749	65,849	93,423

Total other income	36,101	77,749	65,849	93,423

(Loss) income from continuing operations	(97,213)	47,067	(436,283)	(76)

Discontinued operations:
Net income from discontinued operations, net	(336,521)	159,094	(170,815)	861,216
Gain on sale of real estate	247,641	1,522,516	460,520	4,754,452
Gain on sale of equipment	—	—	—	1,997
Debt retirement costs	—	(329,765)	—	(1,690,354)

Income from discontinued operations	(88,880)	1,351,845	289,705	3,927,311

Net income	$(186,093)	$1,398,912	$(146,579)	$3,927,235

Net (loss) income allocable to general partner	$(4,338)	$2,062	$(6,071)	$8,631
Net income allocable to limited partners	$(181,756)	$1,396,850	$(140,508)	$3,918,604

Net (loss) income from continuing operations per limited partnership unit	$(3.32)	$1.61	$(14.91)	$(0.00)
Net income from discontinued operations per limited partnership unit	$(2.95)	$46.60	$10.06	$135.24

Net income per limited partnership unit	$(6.27)	$48.21	$(4.85)	$135.24

Weighted average number of limited partnership units outstanding	28,975	28,975	28,975	28,975

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Changes in Partners’ Capital
For the nine months ended September 30, 2006
(Unaudited)

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, December 31, 2005	28,975	$6,377,000	$4,471	$6,381,471

Net income (loss)	—	$(140,508)	$(6,071)	(146,579)

Balance, September 30, 2006	28,975	$6,236,492	$(1,600)	$6,234,892

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$(146,579)	$3,927,235
Adjustments to net income:
Depreciation	49,333	—
Amortization of debt issuance costs	—	25,749
Gain on sale of equipment	—	(1,997)
Gain on sale of real estate	(460,520)	(4,754,452)
Provision for impaired financing and operating leases	781,876	9,961
Decrease (increase) in unbilled rent	2,110	(81,384)
Decrease in accounts receivable	—	(85,678)
Decrease in accounts payable and accrued expenses	(42,019)	(115,236)
Decrease in due to related parties	(17,983)	(10,969)
Decrease in restricted cash	—	333,006

Net cash provided by (used by) operating activities	166,218	(753,765)

Cash flows from investing activities:
Net proceeds from sale of real estate	2,495,287	27,895,673
Proceeds from sale of equipment	—	15,000
Payment of lease commissions	—	(59,805)
Principal collections on financing leases	29,083	90,355

Net cash provided by investing activities	2,524,370	27,941,223

Cash flows from financing activities:
Repayments of notes payable	—	(13,597,961)
Distributions to limited partners	—	(9,550,000)

Net cash used in financing activities	—	(23,147,961)

Net increase in cash and cash equivalents	2,690,588	4,039,496

Cash and cash equivalents, beginning of period	896,164	143,463

Cash and cash equivalents, end of period	$3,586,752	$4,182,959

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS
1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At September 30, 2006, the Partnership had 28,975 Units issued and outstanding.

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

In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which included entering into an exclusive listing agreement with a third party to oversee the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. This agreement has been terminated and the Partnership is negotiating with local real estate brokers to oversee the sale of the remaining assets. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of this plan, as of December 31, 2004 all assets, excluding cash, were previously classified as Assets Held for Sale, and the results of the operations for these Assets Held for Sale were previously classified as discontinued operations for all years presented, since the operations were directly related to the assets held for sale. Depreciation of real estate assets ceased at December 31, 2004. The properties owned by the Partnership as of December 31, 2005 which were not disposed of within one year from the initial held for sale designation were reclassified to investment in operating leases and financing leases at December 31, 2005. In accordance with FAS 144, the partnership recognized depreciation expense of $80,407 for the operating lease assets for the year ended December 31, 2005 in the fourth quarter of 2005 to cumulatively catch-up depreciation since the cessation in December 2004 upon reclassification of these assets. At March 31, 2006 and December 31, 2005 one of the investments in operating leases was recorded as held for sale as this property was sold on April 12, 2006. At September 30, 2006, an additional property was recorded as held for sale as this property was sold on October 17, 2006. The respective results of operations of these assets, except for the real properties sold in 2006, have been presented within continuing operations for all periods presented in accordance with FAS 144. The remaining assets of the Partnership will be sold and the cash will be used to distribute the net proceeds from such liquidations after the repayment of all liabilities in accordance with the partnership agreement.

On April 12, 2006, the Partnership sold the property located in Southgate, Michigan and the related lease for a purchase price of $1 million. There were no debt retirement costs associated with the disposition of this property.

On August 15, 2006, the Partnership sold the property located in Cincinnati, Ohio and the related lease for a purchase price of $1.5 million. There were no debt retirement costs associated with the disposition of this property.

On October 17, 2006, the Partnership sold the property located in Hamilton, Ohio and the related lease for a purchase price of $875,000. There were no debt retirement costs associated with the disposition of this property.

As of September 30, 2006, the Partnership had a portfolio of two properties located in two states, and one financing lease for a total cost basis of $5.2 million. As of September 30, 2006, the Partnership has not made, nor does it intend to make, any commitments to purchase additional properties.

The balance sheet of the Partnership as of September 30, 2006, the statements of operations and cash flows for the periods ending September 30, 2006 and 2005 and the statement of changes in partners’ capital for the period ending September 30, 2006 have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission on March 29, 2006.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

The net investment in operating leases, including those classified as held for sale, as of September 30, 2006 and December 31, 2005 is comprised of the following:

	September 30, 2006	December 31, 2005
Land	$992,250	$1,705,200
Building and improvements	1,150,040	3,214,980

	2,142,290	4,920,180
Less accumulated depreciation	(367,290)	(624,723)

Total	$1,775,000	$4,295,457

The Partnership’s property in Riverdale, Georgia is accounted for as an asset to be held as of September 30, 2006. Under the guidance of FAS 144, the Partnership recorded a provision for impaired operating lease for $92,534 for this property as of September 30, 2006. The fair value was determined based on an offer received from an unrelated third party.

On October 17, 2006, the Partnership sold the property located in Hamilton, Ohio and the related lease for a purchase price of $875,000. Based on this completed transaction, the Partnership recorded a provision for impaired operating lease for $390,476 for this property as of September 30, 2006.

3.	NET INVESTMENT IN FINANCING LEASES:

The net investment in financing leases as of September 30, 2006 and December 31, 2005 is comprised of the following:

	September 30, 2006	December 31, 2005
Minimum lease payments to be received	$1,765,353	$1,880,854
Less unearned income	(576,851)	(663,268)
Less provision for impaired financing lease	(298,866)	0

Net investment in financing leases	$889,636	$1,217,585

As of September 30, 2006, the Partnership’s remaining financing lease is to Sterling Jewelers for the location in Plano, Texas. In order to facilitate the sale of this asset and conclude the liquidation and dissolution of the Partnership, the general partner obtained a third party appraisal of this asset. The appraisal value as of July 13, 2006 was estimated to be $900,000. Based on this appraisal, the Partnership has recorded a provision for impaired financing lease by $298,866 as of June 30, 2006.

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

5.	DISCONTINUED OPERATIONS:

Income from discontinued operations, net for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three months ended
	9/30/06	9/30/05
Revenues	$61,482	$202,713
Depreciation	7,527	0
Provision for impaired operating lease	390,476	0
Interest expense	0	43,619

Income from discontinued operations, net	$(336,521)	$159,094

	Nine months ended
	9/30/06	9/30/05
Revenues	$254,341	$1,417,081
Depreciation	34,680	0
Provision for impaired operating lease	390,476	0
Interest expense	0	555,865

Income from discontinued operations, net	$(170,815)	$861,216

Revenues and depreciation from discontinued operations for the three and nine months ended September 30, 2006, are due to rent and depreciation recorded for the Arby’s property, the Cincinnati Hollywood property and the Hamilton, Ohio Hollywood property through the April 12, 2006, August 15, 2006, and September 30, 2006, respectively. Revenue from discontinued operations for the three and nine months ended September 30, 2005 was due to rental income from twelve properties sold in June 2005, one property sold in each of the months of August, 2005, September 2005, April 2006, August 2006 and October 2006 and one equipment lease sold in February 2005.
Interest expense is allocated 100% to discontinued operations based on the lender’s requirement that the notes be paid in full with the proceeds from the sale of properties during the year ended December 31, 2005.
Gain on sale of real estate for the nine months ended September 30, 2006 was approximately $461,000 due to sale of the Southgate property in April 2006 for a sales price, prior to closing costs, of $1,000,000 and the sale of the Cincinnati property in August 2006 for a sales price, prior to closing costs, of $1,500,000. Gain on sale of real estate for the nine months ended September 30, 2005 was approximately $4,776,000 due to the sale of twelve properties in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $20,786,000 and one property sold in each August 2005 and September 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $7,109,000. There was approximately $1,690,000 in debt retirement costs associated with the disposition of these fourteen properties.
Gain on sale of equipment for the nine months ended September 30, 2005 was approximately $2,000 due to the disposition of an equipment lease in February 2005 for net cash proceeds of $15,000. There were no such gains on sale during the nine months ended September 30, 2006.
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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2006
During the three months ended September 30, 2006, total operating revenue was approximately 59,000 compared to approximately $62,000 for the three months ended September 30, 2005. Rental revenue from operating leases for the three months ended September 30, 2006 remained unchanged at approximately $31,000, compared to the three months ended September 20, 2005. Earned income from financing leases for the three months ended September 30, 2006 decreased to approximately $28,000 compared to approximately $31,000 for the three months ended September 30, 2005 due to the amortization of principal balances.
Operating expenses were approximately $193,000 for the three months ended September 30, 2006, compared to approximately $93,000 for the three months ended September 30, 2005. The Partnership recognized $4,884 and $0 of depreciation expense in the quarters ended September 30, 2006 and 2005, respectively, for investment in operating leases. The Partnership recognized $80,407 of depreciation expense for investment in operating leases in the fourth quarter of 2005 to cumulatively catch-up depreciation on these assets when they were reclassified from held for sale in accordance with FAS 144. In accordance with FAS 144, the Partnership had ceased depreciation on all assets classified as Assets Held for Sale at December 31, 2004. On September 12, 2006, the Partnership entered into a Purchase and Sales agreement whereby the Partnership agreed to sell to a third party the Partnership’s property located in Riverdale, Georgia for a sales price of $900,000. Based on this contract agreement, the Partnership recorded a provision for impaired operating lease for $92,534 for this property as of September 30, 2006.
Other income for the quarter ended September 30, 2006 and 2005 was approximately $36,000 and $78,000, respectively, due to interest income earned on cash proceeds from the sale of assets.
Income from discontinued operations, net for the quarter ended September 30, 2006 and 2005 consisted of the following:

	2006	2005
Revenues	$61,482	$202,713
Depreciation	7,527	0
Provision for impaired operating lease	390,476	0
Interest expense	0	43,619

Income from discontinued operations, net	$(336,521)	$159,094

Revenues from discontinued operations for the three months ended September 30, 2006 of $61,482 was due to the partial quarter’s rent recorded for the Cincinnati property sold on August 15, 2006 and the rent recorded on the Hamilton, Ohio property sold on October 17, 2006. Revenue from discontinued operations for the three months ended September 30, 2005 of approximately $203,000 is rental income from one property sold in each of the months of August 2005, September 2005, April 2006, August 2006 and October 2006.
On October 17, 2006, the Partnership sold the property located in Hamilton, Ohio and the related lease for a purchase price of $875,000. Based on this completed transaction, the Partnership recorded a provision for impaired operating lease for $390,476 for this property as of September 30, 2006. There were no provisions recorded in the quarter ended September 30, 2005.
Interest expense is allocated 100% to discontinued operations based on the lender’s requirement that the notes be paid in full with the proceeds from the sale of properties during the year ended December 31, 2005.
Gain on sale of real estate for the three months ended September 30, 2006 was approximately $248,000 due to sale of one property in August 2006 for a sales price, prior to closing costs, of $1,500,000. Gain on sale of real estate for the three months ended September 30, 2005 was approximately $1,523,000 due to the sale of one property sold in each August 2005 and September 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $7,109,000. There was approximately $330,000 in debt retirement costs associated with the disposition of the one property in August 2005.
As a result of the foregoing, the Partnership’s net loss was approximately $186,000 for the three months ended September 30, 2006, compared to net income of approximately $1.4 million for the three months ended September 30, 2005.
Nine months ended September 30, 2006
During the nine months ended September 30, 2006, total operating revenue decreased to approximately $180,000 compared to approximately $189,000 for the nine months ended

September 30, 2005. Rental revenue from operating leases for the nine months ended September 30, 2006 remain unchanged at approximately $94,000 compared to the nine months ended September 30, 2005. Earned income from financing leases for the nine months ended September 30, 2006 decreased to approximately $86,000 compared to approximately $95,000 for the nine months ended September 30, 2005 due to the amortization of principal balances.
Operating expenses were approximately $682,000 for the nine months ended September 30, 2006, compared to approximately $282,000 for the nine months ended September 30, 2005. The increase is primarily due to an approximate $299,000 provision for impaired financing lease charge recorded in the quarter ended June 30, 2006 and approximately $93,000 in provisions for impaired operating leases recorded in the quarter ended September 30, 2006. In addition, the Partnership recognized $14,653 and $0 of depreciation expense in the nine months ended September 30, 2006 and 2005, respectively, for investment in operating leases. The Partnership recognized $80,407 of depreciation expense for investment in operating leases in the fourth quarter of 2005 to cumulatively catch-up depreciation on these assets when they were reclassified from held for sale in accordance with FAS 144. In accordance with FAS 144, the Partnership had ceased depreciation on all assets classified as Assets Held for Sale at December 31, 2004.
Other income for the nine months ended September 30, 2006 and 2005 was approximately $66,000 and $93,000 due to interest income earned on cash proceeds from the sale of assets. Other income for the nine months ended September 30, 2005 also includes late charge income of approximately $15,700.
Income from discontinued operations, net for the nine months ended September 30, 2006 and 2005 consisted of the following:

	2006	2005
Revenues	$254,341	$1,417,081
Depreciation	34,680	0
Provision for impaired operating lease	390,476	0
Interest expense	0	555,865

Income from discontinued operations, net	$(170,815)	$861,216

Revenues and depreciation from discontinued operations for the nine months ended September 30, 2006, are due to rent and depreciation recorded for the Arby’s property, the Cincinnati Hollywood and the Hamilton, Ohio Hollywood property through April 12, 2006, August 15, 2006 and September 30, 2006, respectively. Revenue from discontinued operations for the nine months ended September 30, 2005 was due to rental income from twelve properties sold in June 2005, and one property sold in each of the months of August, 2005, September 2005, April 2006, August 2006 and October 2006 and one equipment lease sold in February 2005.
On October 17, 2006, the Partnership sold the property located in Hamilton, Ohio and the related lease for a purchase price of $875,000. Based on this completed transaction, the Partnership recorded a provision for impaired operating lease for $390,476 for this property as of September 30, 2006. There were no provisions recorded in the quarter ended September 30, 2005.
Interest expense is allocated 100% to discontinued operations based on the lender’s requirement that the notes be paid in full with the proceeds from the sale of properties during the year ended December 31, 2005.
Gain on sale of real estate for the nine months ended September 30, 2006 was approximately $461,000 due to sale of the Southgate property in April 2006 for a sales price, prior to closing costs, of $1,000,000 and the Cincinnati property in August 2006 for a sales price, prior to closing costs, of $1,500,000. Gain on sale of real estate for the nine months ended September 30, 2005 was approximately $4,754,000 due to the sale of twelve properties in June 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $20,786,000 and the sale of one property sold in each August 2005 and September 2005 for net cash, prior to repayment of debt and related debt retirement costs, of approximately $7,109,000. There was approximately $1,690,000 in debt retirement costs associated with the disposition of these properties in 2005.
Gain on sale of equipment for the nine months ended September 30, 2005 was approximately $2,000 due to the disposition of an equipment lease in February 2005 for net cash proceeds of $15,000. There were no such gains on sale during the nine months ended September 30, 2006.

As a result of the foregoing, the Partnership’s net loss was approximately $147,000 for the nine months ended September 30, 2006, compared to net income of approximately $3.9 million for the nine months ended September 30, 2005.
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
As of September 30, 2006, the Partnership had a portfolio of two properties located in two states, and one financing lease for a total cost basis of $5.2 million. As of September 30, 2006, the Partnership has not made, nor does it intend to make, any commitments to purchase additional properties. On October 17, 2006, the Partnership sold the property located in Hamilton, Ohio and the related lease for a purchase price of $875,000. There were no debt retirement costs associated with the disposition of this property.
The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant the repurchase plan. At September 30, 2006, the Partnership had 28,975 Units issued and outstanding. The Partnership is not obligated to accept Unit repurchase requests if the annualized Cash Flow for the three months prior to the redemption period is less than 10% per annum of the adjusted investment and/or if such repurchases would impair the capital of the Partnership. In connection with the announcement of the Partnership’s liquidation plans, the general partner has indefinitely suspended the repurchase plan.
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

By:	Captec Franchise Capital Partners L.P. IV
GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	November 13, 2006

EXHIBIT INDEX

Number	Exhibit

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002