Form 10-K
period 2006-12-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2007-03-30
CIK 1020157

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At December 31, 2006, subscriptions for 30,000 Units of limited partnership interest (the “Units”) had been accepted, representing an aggregate amount of $30,000,000. The aggregate sales price does not reflect market value and reflects only the price at which the Units were offered to the public. Currently, there is no market for the Units and no market is expected to develop. At December 31, 2006, there were 28,975 Units issued and outstanding.
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
     The Partnership commenced a public offering of up to 30,000 limited partnership units, priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At December 31, 2006, the Partnership had 28,975 Units issued and outstanding.
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
     The properties generally were leased on terms which provided for a base minimum annual rent with fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The equipment was leased only pursuant to leases under which the present value of non-cancellable rental payments payable during the initial term of the lease was at least sufficient to permit a lessor to recover the purchase price of the equipment.
     The Partnership has no employees. The General Partner and its affiliates, however, are permitted to perform services for the Partnership as described in greater detail under “Certain Relationships and Related Transactions and Director Independence.”
     Effective November 8, 2004, the limited partners consented to a Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution. Effective February 8, 2007, the Partnership has liquidated all of its real assets in accordance with the Plan of Liquidation and Dissolution.

     On December 18, 2006, the Partnership entered into a contract to sell the last remaining asset of the Partnership. Effective with the execution of the contract, and in accordance with generally accepted accounting principles, the Partnership adopted the liquidation basis of accounting as of the close of business on December 18, 2006. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts. These estimates are and will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, the Partnership is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and amounts associated with the discharging known and contingent liabilities and the costs associated with cessation of the Partnership’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Partnership has accrued the projected costs, including miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Partnership. These projections could change materially and will be adjusted from time to time as projections and assumptions change.
     Under the liquidation basis of accounting, the carrying amounts of the last remaining real estate assets were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the liquidation, which were adjusted to estimated settlement amounts. The net realizable value of the remaining assets were based on contract sales price, less costs associated with the sale and closing of the transactions. Cash balances, accounts receivable and accounts payable are presented at face value.
     The sales of the remaining two real assets were completed on January 22, 2007 and February 8, 2007. The Partnership made a liquidating distribution in the first quarter of 2007 of approximately $2,000,000 which included proceeds from the 2007 sales. The timing and amount of any additional future final liquidating distribution, if any, will depend on the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that will be any further distributions after the liquidating distribution mentioned above. It is anticipated that the final distribution, if any, of the Partnership will occur by the end of the second quarter of 2007.
     Prior to December 18, 2006, the Partnership’s financial statements are presented on the going concern basis of accounting.
Additional Information
     The Partnership does not make financial reports available on its web site; however copies of filings with the Commission may be obtained at the Commission’s website at www.sec.gov. In addition, copies of the foregoing may be mailed, free of charge, upon request to Captec Franchise Capital Partners L.P. IV, Investor Relations, 24 Frank Lloyd Wright Dr, P.O. Box 544, Ann Arbor, Michigan 48106.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     As of December 31, 2006, the Partnership had a portfolio of one real estate property in Riverdale, Georgia and one financing lease in Plano, Texas for a total cost basis of approximately $2.3 million.
     The real property located in Riverdale, Georgia was sold on January 22, 2007 pursuant to a contract of sale which was executed on September 12, 2006. In connection with the sale, the Partnership terminated the lease with Blockbuster Entertainment Corp., the tenant on the property, on November 30, 2006. The property was sold for a purchase price of $900,000. The financing lease in Plano, Texas was sold on February 8, 2007 pursuant to a contract of sale which was executed on December 18, 2006. The property was sold for a purchase price of $900,000. During 2006, in conjunction with the adoption of the liquidation basis of accounting, both properties’ carrying values were adjusted to the net realized values based on actual sales prices.
The following is a summary description of the property and financing lease as of December 31, 2006.

				Original
				Asset Cost	Asset		Date of	Annual	Building
	Concept	Date of	Date of	Including	State	Monthly	Next Rent	Rate of	Size
Tenant/Lessee Name	Name	Commence	Expiration	Acquisiton Fees	Location	Rent	Increase	Increase	(SQFT)
PROPERTIES
Vacant (1)	Vacant	na	na	1,170,000	GA	na	na	na	6,500
Sterling Jewelers	Jared Jewelers	02/01/99	02/01/19	1,131,619	TX	12,833	02/01/09	1.92%	5,227

				2,301,620		12,833			11,727

(1)	Property was previously leased to Blockbuster Entertainment Corp. Lease was terminated effective 11/30/06 in connection with the sale of the property to O’Reilly Automotive, Inc.
Leases
     Real Estate Leases: Prior to their sale, all of the properties owned by the Partnership were subject to triple net leases pursuant to which the tenant was responsible for all expenses related to the cost of operating the properties, including real estate taxes, insurance, maintenance and repair costs. Certain of the leases provided the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates.
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
     The real property located in Riverdale, Georgia was sold on January 22, 2007 pursuant to a contract of sale which was executed on September 12, 2006. In connection with the sale, the Partnership terminated the lease with Blockbuster Entertainment Corp., the tenant on the property, on November 30, 2006. The property was sold for a purchase price of $900,000. There were no debt retirement costs associated with the disposition of this property. On December 19, 2006, under the liquidation method of accounting, the Partnership decreased its investment in the property by approximately $3,000, which represented the net loss realized on the sale of this property.
     The financing lease in Plano, Texas was sold on February 8, 2007 pursuant to a contract of sale which was executed on December 18, 2006. The property was sold for a purchase price of $900,000. There were no debt retirement costs associated with the disposition of this property. On December 19, 2006, under the liquidation method of accounting, the Partnership decreased its investment in the property by approximately $108,000, which represented the net loss realized on the sale of this property.
     Equipment Leases: Prior to their sale, all of the equipment leases were on the Partnership’s standard form of lease pursuant to which the lessee is responsible for all expenses related to the equipment, including taxes, insurance, and maintenance and repair costs. All of the equipment was purchased with cash from Offering proceeds. As of December 31, 2005, all of the equipment leases have been paid in full according to the terms of the lease or have been sold.

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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters and Issuer Purchases of Equity Securities.
     There is no public market for the Units and the Partnership does not expect that any market will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partner consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under state securities laws. As of December 31, 2006, Units were held by 1,473 investors of record. In the last three years, the Partnership has not engaged in the sale of any Units. The Partnership declared cash distributions of approximately

$3.0 million, $13.0 million and $4.4 million for the years ended December 31, 2006, 2005, and 2004 respectively. The Partnership made no Unit repurchases in the year ended December 31, 2006.
Item 6. Selected Financial Data.
     On December 18, 2006, the Partnership entered into a contract to sell the last remaining asset of the Partnership. Effective with the execution of the contract, and in accordance with generally accepted accounting principles, the Partnership adopted the liquidation basis of accounting as of the close of business on December 18, 2006. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts. These estimates are and will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, the Partnership is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and amounts associated with the discharging known and contingent liabilities and the costs associated with cessation of the Partnership’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Partnership has accrued the projected costs, including miscellaneous wind-down costs, estimated to be incurred through June 2007, the estimated date for the completion of the liquidation of the Partnership. These projections could change materially and will be adjusted from time to time as projections and assumptions change.
     Under the liquidation basis of accounting, the carrying amounts of the remaining real estate assets were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the liquidation, were adjusted to estimated settlement amounts. The net realizable value of the remaining assets were based on contract sales price, less costs associated with the sale and closing of the transactions. Cash balances, accounts receivable and accounts payable are presented at face value.
     Prior to December 18, 2006, the Partnership’s financial statements are presented on the going concern basis of accounting. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of the Plan of Liquidation and Dissolution, as of December 31, 2004 all assets, excluding cash were previously classified as Assets Held for Sale, and the results of the operations for these Assets Held for Sale were classified as discontinued operations for all years presented, since the operations are directly related to the assets held for sale. Depreciation of real estate assets ceased at that time. The four real properties and one financing lease owned by the Partnership as of December 31, 2005 which were not disposed of within one year from the initial held for sale designation were reclassified to investment in operating leases and financing leases at December 31, 2005. Also, in accordance with FAS 144, the partnership recognized $80,407 of depreciation expense for these assets for the year ended December 31, 2005 in the fourth quarter of 2005 to cumulatively catch-up depreciation since its cessation in December 2004 upon reclassification of these assets. All income statement activity has been classified as discontinued operations for the period from January 1, 2006 through December 18, 2006 and for the years ended December 31, 2005, and 2004, reflecting the fact that all properties have been disposed of as of February 8, 2007.
Selected Financial Data

	Statement of
	Changes in Net
	Assets
	(Liquidation	Summary Statement of Discontinued Operations Data
	Basis)	(Going Concern Basis)
	Period from	Period from
	December 19	January 1,
	through	through	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 18,	December 31,	December 31,	December 31,	December 31,
	2006	2006	2005	2004	2003	2002
Net assets in liquidation — December 18, 2006	$3,172,192
Adjustments relating to adoption of liquidation basis of accounting
Adjustment of real estate investments and other assets to net realizable value, net of liabilities	(110,958)
Accrual of estimated costs of liquidation	(336,499)
Operating loss	5,742

Net assets in liquidation — December 31, 2006	$2,730,477

Operating revenue:
Rental income		$376,019	$1,644,276	$2,874,064	$3,666,636	$3,363,815
Finance income		110,074	125,092	146,330	199,059	310,428

Total operating revenue		486,093	1,769,368	3,020,394	3,865,695	3,674,243

Operating costs and expenses:
Interest expense		—	555,865	1,182,993	1,271,165	1,266,420
Depreciation		54,218	80,407	473,108	506,298	489,976
Provision for losses		781,876	—	15,000	—	195,542
Debt retirement costs		—	1,690,354	209,010	—	—
General and administrative		385,507	360,461	617,557	218,997	166,788

Total operating costs and expenses		1,221,601	2,687,087	2,497,668	1,996,460	2,118,726

(Loss) income from discontinued operations before other income		(735,508)	(917,719)	522,726	1,869,235	1,555,517
Other income (expense):
Interest and other income		84,237	128,754	5,340	4,857	1,478
Gain on sale of equipment		—	1,997	8,040	45,741	—
Gain on sale of real estate		446,059	4,754,452	262,045	—	—

Total other income from discontinued operations		530,296	4,885,203	275,425	50,598	1,478
Net (loss) income from discontinued operations		(205,212)	3,967,484	798,151	1,919,833	1,556,995
Net income from discontinued operations allocable to general partners		2,878	9,034	7,982	19,198	15,570

Net (loss) income from discontinued operations allocable to limited partners		$(208,090)	$3,958,450	$790,169	$1,900,635	$1,541,425

Net (loss) income from discontinued operations per limited partnership unit		$(7.18)	$136.62	$27.23	$65.00	$52.49
weighted average units outstanding		28,975	28,975	29,020	29,239	29,369

Other Data:
Cash flows from operating activities	$2,062	$138,754	$(560,434)	$1,173,309	$1,951,899	$1,934,582
Cash flows from investing activities	(3,809)	3,399,790	27,936,743	4,110,489	(97,459)	1,402,096
Cash flows from financing activities	—	(3,004,067)	(26,623,608)	(5,835,077)	(2,292,589)	(3,461,189)

Balance Sheet Data:
Cash and cash equivalents	$1,428,894	$1,430,641	$896,164	$476,469	$928,132	$1,367,069
Investment in property under leases	1,662,760	1,769,909	5,513,042	27,231,464	31,262,517	31,516,729
Total assets	3,098,617	3,208,385	6,466,143	29,220,279	34,246,143	34,612,180
Total liabilities	368,140	36,193	84,672	13,780,645	15,120,012	14,552,078
Total partners’ capital	—	3,172,192	6,381,471	15,439,634	19,126,131	20,060,102
Net assets in liquidation	2,730,477	—	—	—	—	—
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
See discussion above regarding the Partnership’s adoption of the liquidation basis of accounting as of December 18, 2006. Prior to that date, the Partnership’s financial statements are presented on the going concern basis of accounting.

Changes in Net Assets and Results of Operations – 2006 compared to 2005
Liquidation Basis — Changes in net assets in liquidation from December 19 to December 31, 2006
     During the period from December 19, 2006 through December 31, 2006, the Partnership realized an operating income of approximately $6,000 which primarily represents finance income on the financing lease and interest income.
Going Concern Basis — Comparison of results of operations from January 1, 2006 through December 18, 2006 to the year ended
December 31, 2005
     For the period from January 1, 2006 through December 18, 2006 total operating revenue was approximately $486,000 compared to approximately $1,769,000 for the year ended December 31, 2005. Rental revenue decreased to $376,000 for the period January 1, 2006 through December 18, 2006 compared to $1,644,000 for the year ended December 31, 2005. The decrease in rental revenue is due to the sale of twelve operating leases in June 2005 and one property sold in each of the months of August 2005, September 2005, April 2006, August, 2006 and October 2006. Finance income during the period January 1, 2006 through December 18, 2006 decreased to approximately $110,000 compared to approximately $125,000 for the year ended December 31, 2005 due to the amortization of principal balances on the lease.
     Operating expenses from discontinued operations decreased to approximately $1,222,000 for the period January 1, 2006 through December 18, 2006 compared to approximately $2,687,000 for the year ended December 31, 2005. The decrease is due to debt retirement costs of approximately $1,690,000 and interest expense costs of approximately $556,000 in the year ended December 31, 2005. With the sale of properties in June 2005 and August 2005, the Partnership defeased the remaining notes payable, therefore there were no interest or debt retirement costs incurred in 2006. General and administrative expenses increased during the period January 1, 2006 through December 18, 2006 due primarily to expenses and professional fees associated with the disposition of properties. The Partnership recorded provision for losses of approximately $782,000 which included provisions for $299,000 in the second quarter of 2006 due to losses expected on the finance lease asset that was sold in February 2007, approximately $390,000 in the third quarter of 2006 for the Hamilton, Ohio property sold in October 2006 and approximately $93,000 for the Riverdale, Georgia property sold in January 2007.
     Other income for 2006 was approximately $530,000 for the period January 1, 2006 through December 18, 2006 compared to approximately $4,885,000 for the year ended December 31, 2005. Gain on sale of equipment was approximately $2,000 for the year ended December 31, 2005 due to sale of one equipment lease in February 2005 for net cash proceeds of approximately $15,000. Gain on the sale of real estate was approximately $446,000 for the period January 1, 2006 through December 18, 2006 due to the sale of properties in April, August and October 2006 for sale proceeds of approximately $1.0 million, $1.5 million and $875,000, respectively, resulting in gains (loss) on sale of $213,000, $248,000 and ($15,000), respectively. The loss on the sale of the property in October 2006 does not include the approximately $390,000 recorded as provision for loss. The gain on sale of real estate was approximately $4.8 million for the year ended December 31, 2005 due to the sale of twelve properties in June 2005 for net cash of approximately $20.8 million, and one property sold in each of August 2005 and September 2005 for net cash of approximately $7.1 million. Interest and other income decreased to approximately $84,000 for the period January 1, 2006 through December 18, 2006 compared to approximately $129,000 for the year ended December 31, 2005 due to higher temporary cash balances in 2005 resulting from the sale of twelve properties in June 2005.
     As a result of the foregoing, the Partnership incurred a net loss of approximately $205,000 for the period from January 1, 2006 through December 18, 2006 compared to net income of $3,967,000 for the year ended December 31, 2005.
     The Partnership is not subject to income taxation as all of its income and expenses flow through to the Partners. During the period from January 1, 2006 through December 18, 2006 the Partnership made distributions to limited partners totaling approximately $3.0 million, compared to approximately $13.0 million for the year ended December 31, 2005.
Results of Operations — 2005 compared to 2004
     For the year ended December 31, 2005, operating revenue decreased to approximately $1,769,000, compared to approximately $3,020,000 for the year ended December 31, 2004. Rental revenue from operating leases for the year ended December 31, 2005 decreased to approximately $1,644,000 compared to $2,874,000 for the prior year due to the sale of two operating leases in March 2004, one operating lease in the second quarter of 2004, twelve operating leases in June 2005 and one operating lease in each of

August 2005 and September 2005. Earned income from financing leases for the year ended December 31, 2005 decreased to approximately $125,000 compared to approximately $146,000 for the year ended December 31, 2004, due to the amortization of principal balances.
     Operating expenses from discontinued operations increased 7.6% to approximately $2,687,000 for the year ended December 31, 2005 compared to approximately $2,498,000 for the year ended December 31, 2004. Debt retirement costs increased to approximately $1,690,000 during the year ended December 31, 2005 compared to $209,000 for the year ended December 31, 2004 due to debt retirement costs incurred on the sale of twelve properties in June 2005 and one property in August 2005 compared to the sale of one property in the second quarter of 2004. This increase is offset by decreases in interest expense and depreciation due to the sale of twelve properties in June 2005, one property each in August and September 2005, one property in the second quarter of 2004 and two properties in the first quarter of 2004. General and administrative expenses decreased to approximately $360,000 for the year ended December 31, 2005 compared to $633,000 for the year ended December 31, 2004 due primarily to decreased property taxes, professional fees, maintenance costs and bad debt expense as a result of the sale of two vacant properties in 2005. In June 2004, the leases on these properties (for which rental payments were over eighteen months past due), along with the rights to pursue remedies against the tenant and all Guarantors, were terminated as the Partnership entered into a Settlement Agreement with the former tenants and Guarantors. Under that Settlement Agreement, the Partnership received $100,000 as full and final payment from all parties involved. The remaining receivable of $277,000 associated with these leases was written off as bad debt expense in 2004.
     Other income was approximately $129,000 for the year ended December 31, 2005 compared to approximately $5,000 for the year ended December 31, 2004. The increase in other income is due primarily to increased interest income due to increased investments in commercial paper from the proceeds of asset sales.
     Gain on sale of equipment was approximately $2,000 for the year ended December 31, 2005 due to sale of one equipment lease in February 2005 for net cash proceeds of approximately $15,000, compared to a gain of $8,000 for the year ended December 31, 2004 due to the sale of one equipment lease for net cash proceeds of approximately $40,000. Gain on sale of real estate was approximately $4.8 million for the year ended December 31, 2005 due to the sale of twelve properties in June 2005 for net cash, prior to repayment of debt and related debt retirement costs of approximately $20.8 million, and a net gain of approximately $3.3 million and one property sold in each of August 2005 and September 2005 for net cash, prior to repayment of debt and related debt retirement costs of approximately $7.1 million for a net gain of approximately $1.5 million. Gain on sale of real estate was approximately $262,000 for the year ended December 31, 2004 due to the sale of two properties in the first quarter of 2004 for a net gain of approximately $252,000 and one property in the second quarter of 2004 for a net gain of approximately $10,000. These properties were sold for net cash, prior to repayment of debt and related debt retirement costs of approximately $2.1 million and $1.8 million, respectively.
     As a result of the foregoing, the Partnership’s net income from discontinued operations for the year ended December 31, 2005 increased to approximately $3,967,000 compared to approximately $798,000 for the year ended December 31, 2004.
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
     As of December 31, 2006, the Partnership had a portfolio of one real estate property in Riverdale, Georgia and one financing lease in Plano, Texas for a total cost basis of approximately $2.3 million. As of December 31, 2005 and 2006, all of the equipment leases have been paid in full according to the terms of the lease or have been sold. The Partnership has received approximately $7.1 million of aggregate principal collections on its equipment financing leases during the life of those investments. As of December 31, 2006, the Partnership has not made, nor does it intend to make, any commitments to purchase additional properties.
     The Partnership semi-annually considers written requests to repurchase Units pursuant to the terms of the repurchase plan set forth in the Partnership’s prospectus with respect to the Offering. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant the repurchase plan. At December 31, 2006, the Partnership had 28,975 Units issued and outstanding. The Partnership is not obligated to accept Unit repurchase requests if the annualized Cash Flow for the three months prior to the redemption period is less than 10% per annum of the adjusted investment and/or if such repurchases would impair the capital of the Partnership. In connection with the announcement of the Partnership’s liquidation plans, the general partner has indefinitely suspended the repurchase plan.
     Effective November 8, 2004, the limited partners consented to the Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. Effective February 8, 2007, the Partnership has liquidated all of its real assets in accordance with the Plan of Liquidation and Dissolution. The Partnership intends to make a liquidating distribution in the first quarter of 2007 of approximately $2,000,000 which will include proceeds from the 2007 sales. The timing and amount of any additional future final liquidating distribution, if any, will depend on the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that will be any further distributions after the liquidating distribution mentioned above. It is anticipated that the final distribution, if any, of the Partnership will occur by the end of the second quarter of 2007.

Contractual Obligations
     As of December 31, 2006, the Partnership has entered into two contractual obligations to sell the real assets in Riverdale, Georgia and Plano, Texas for $900,000 each, prior to closing and selling costs. These assets were sold on January 22, 2007 and February 8, 2007, respectively.
Critical Accounting Policies
Going Concern Basis of Accounting
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
     The Partnership’s operating and financing leases may have had scheduled rent increases which occur at various dates throughout the lease terms. Increases to rental income on leases that provide for rental increases based on changes in the Consumer Price Index commence being recognized when the increase is known. The Partnership recognizes the total rent, as stipulated by the lease agreement, as income on a straight-line basis over the term of each lease for those leases with fixed percentage increases subject to reasonably assured collectibility. To the extent rental income on the straight-line basis exceeds rents billable per the lease agreement, an amount is recorded as unbilled rent.
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
Liquidation Basis of Accounting
     Effective November 8, 2004, the limited partners consented to a Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The Partnership is undertaking steps to liquidate and dispose of its assets in accordance with the Plan of Liquidation and Dissolution. Effective February 8, 2007, the Partnership has liquidated all of its real assets in accordance with the Plan of Liquidation and Dissolution.

     On December 18, 2006, the Partnership entered into a contract to sell the last remaining real asset of the Partnership. Effective with the execution of the contract, and in accordance with generally accepted accounting principles, the Partnership adopted the liquidation basis of accounting as of the close of business on December 18, 2006. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts. These estimates are and will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, the Partnership is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and amounts associated with the discharging known and contingent liabilities and the costs associated with cessation of the Partnership’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Partnership has accrued the projected costs, including miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Partnership. These projections could change materially and will be adjusted from time to time as projections and assumptions change.
     Under the liquidation basis of accounting, the carrying amounts of remaining assets were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the liquidation, were adjusted to estimated settlement amounts. The net realizable value of the remaining assets were based on contract sales price, less costs associated with the sale and closing of the transactions. Cash balances, accounts receivable and accounts payable are presented at face value.
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
     There have been no significant changes in the Partnership’s internal control over financial reporting identified in connection with the foregoing evaluation that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no directors, officers or other employees. To the best knowledge of the Partnership, as of December 31, 2006, no person beneficially owned more than 5.0% of the outstanding Units.
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
Item 11. Executive Compensation.
     The Partnership does not have directors, officers or employees. All amounts paid by the Partnership for management and administration services are pursuant to agreements described under Item 13, Certain Relationships and Related Transactions and Director Independence.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Securityholder Matters.
     The Partnership has no directors or officers and, to the best knowledge of the Partnership, as of December 31, 2006, no person known by the Partnership beneficially owned more than 5% of the outstanding Units.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4% of the aggregate purchase prices of properties and equipment, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, (not to exceed a total 5% acquisition fee). The Partnership did not incur any acquisition fees in 2006, 2005 or 2004.
     The Partnership has entered into an asset management agreement with the General Partner and its affiliates, pursuant to which the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. An asset management fee in an amount equal to 1% of the gross rental revenues derived from the properties and equipment, is charged to the Partnership in exchange for these services. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $5,385, $17,822, and $32,180 were incurred during 2006, 2005, and 2004, respectively.
     The Partnership Agreement provides for the General Partner to receive real estate and equipment liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum on their adjusted invested capital plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not pay any real estate or equipment liquidation fees during 2006, 2005 or 2004 and does not anticipate the payment of any fees under this provision.
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

     On February 8, 2007, the Partnership sold its real property interests located in Plano, Texas to an affiliate for a price of $900,000. On November 8, 2004, the limited partners approved an amendment to the Partnership Agreement to permit, on a limited basis, the sale of Partnership assets to affiliates in connection with the dissolution, liquidation and winding up of the Partnership. This transaction complies with the requirements of the amendment.
     The Partnership does not have any written policies and procedures with respect to the review, approval or ratification of any related party transactions. However, all partnership transactions (including those with related parties) must be consummated in accordance with the terms of the Partnership Agreement.
     The agreements and arrangements, including those relating to compensation, between the Partnership and the General Partner or any of its affiliates have not been and will not be the result of arm’s-length negotiations, although the General Partner believes that such agreements and arrangements will approximate those which would be arrived at through arm’s-length negotiations. While the Partnership will make no loans to the General Partner or its affiliates the Partnership Agreement permits the Partnership to borrow money from the General Partner or its affiliates but only on such terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as are charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose. The General Partner and its affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons (for example, franchisees), who may deal with the Partnership. However, the Partnership Agreement prohibits receipt of rebates or participation in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement.
     The Partnership has no directors, independent or otherwise.
Item 14. Principal Accountant Fees and Services.
Audit Fees
     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for the audit of the Partnership’s annual financial statements and review of the financial statements included in the Partnership’s quarterly reports on Form 10-Q or for services normally provided by the Partnership’s accountant in connection with statutory or regulatory filings were $57,500, $55,000, and $51,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Audit-Related Fees
     The aggregate fees billed to the Partnership for assurance and related services by the Partnership’s principal accountant that were reasonably related to the performance of the audit or review of the Partnership’s financial statements were $0 for each of the years ended December 31, 2006, 2005 and 2004.
Tax Fees
     The aggregate fees billed to the Partnership for professional services rendered by the Partnership’s principal accountant for tax compliance, tax advice and tax planning were $0 for each of the years ended December 31, 2006, 2005 and 2004.
All Other Fees
     The aggregate fees billed to the Partnership for products and services provided by the Partnership’s principal accountant were $0 for each of the years ended December 31, 2006, 2005 and 2004.
     The Partnership has no directors, nor does it maintain an Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements

Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2006	F - 2
Statement of Changes in Net Assets in Liquidation (liquidation basis) for the period December 19, 2006 through December 31, 2006	F - 3
Balance Sheet (going concern basis) at December 31, 2005	F - 4
Statements of Discontinued Operations (going concern basis) for the period January 1, 2006 through December 18, 2006 and the years ended December 31, 2005 and 2004	F - 5
Statements of Changes in Partners’ Capital (going concern basis) for the period January 1, 2006 through December 18, 2006 and the years ended December 31, 2005 and 2004	F - 6
Statements of Cash Flows for the period December 19, 2006 through December 31, 2006 (liquidation basis) and for the period January 1, 2006 through December 18, 2006 and the years ended December 31, 2005 and 2004 (going concern basis)
F - 7
Notes to Financial Statements	F - 8
(a)(2) Financial Statements Schedule
Schedule III – Properties and Accumulated
Depreciation                      F-13
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

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
By:	GP4 Asset Acquisition, LLC Its Manager

By:	/s/ Patrick L. Beach Patrick L. Beach President

Date:	March 29, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick L. Beach Patrick L. Beach President

Date:	March 29, 2007

Captec Franchise Capital Partners L.P. IV
Contents

Page(s)
Report of Independent Registered Public Accounting Firm	F - 1
Financial Statements
Statement of Net Assets in Liquidation (liquidation basis) at December 31, 2006	F - 2
Statement of Changes in Net Assets in Liquidation (liquidation basis) for the period December 19, 2006 through December 31, 2006	F - 3
Balance Sheet (going concern basis) at December 31, 2005	F - 4
Statements of Discontinued Operations (going concern basis) for the period January 1, 2006 through December 18, 2006 and the years ended December 31, 2005 and 2004	F - 5
Statements of Changes in Partners’ Capital (going concern basis) for the period January 1, 2006 through December 18, 2006 and the years ended December 31, 2005 and 2004	F - 6
Statements of Cash Flows for the period December 19, 2006 through December 31, 2006 (liquidation basis) and for the period January 1, 2006 through December 18, 2006 and the years ended December 31, 2005 and 2004 (going concern basis)
F - 7
Notes to Financial Statements	F - 8

F-I

Report of Independent Registered Public Accounting Firm
To the partners of Captec Franchise Capital Partners L.P. IV
We have audited the accompanying statement of net assets in liquidation (liquidation basis) of Captec Franchise Capital Partners L.P. IV (the Partnership) as of December 31, 2006, and the related statements of changes in net assets in liquidation (liquidation basis) and cash flows (liquidation basis) for the period from December 19, 2006 to December 31, 2006. We have also audited the accompanying balance sheet of the Partnership as of December 31, 2005, and the related statements of discontinued operations, changes in partners’ capital, and cash flows for the period from January 1, 2006 through December 18, 2006 and each of the two years in the period ended December 31, 2005. Our audit also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnershp’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 1 to the financial statements, the Partnership entered into a contract to sell its last remaining asset on December 18, 2006 and in connection therewith has changed its basis of accounting for periods subsequent to December 18, 2006 from the going concern basis to a liquidation basis.
In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation (liquidation basis) of the Partnership at December 31, 2006 and the related changes in net assets in liquidation (liquidation basis) and cash flows (liquidation basis) for the period from December 19, 2006 through December 31, 2006 and the financial position of the Partnership at December 31, 2005, and the results of its operations and its cash flows for the period from January 1, 2006 through December 18, 2006 and for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young
Toledo, Ohio
March 27, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. IV
Statement of Net Assets in Liquidation
(Liquidation Basis)
December 31, 2006

Assets
Cash and cash equivalents	$1,428,894
Investment in leases:
Operating leases, net	892,200
Financing leases, net	770,560
Unbilled rent, net	3,503
Accounts receivable	3,460

Total assets	$3,098,617

Liabilities and Net Assets in Liquidation
Liabilities:
Reserve for estimated costs during liquidation period	368,140

Net assets in liquidation	$2,730,477

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. IV
Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
For the period December 19, 2006 to December 31, 2006

Shareholder’s equity — December 18, 2006	$3,172,192
Adjustments relating to adoption of liquidation basis of accounting
Adjustment of real estate investments and other assets to net realizable value	(110,958)
Accrual of estimated costs of liquidation	(336,499)

Net assets in liquidation — December 19, 2006	2,724,735

Operating income	5,742

Net assets in liquidation — December 31, 2006	$2,730,477

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. IV
Balance Sheets (Going Concern Basis)
As of December 31, 2005

Assets
Cash and cash equivalents	$896,164
Investment in leases:
Operating leases, net	4,295,457
Financing leases, net	1,217,585
Unbilled rent, net	53,437
Accounts receivable	3,500

Total assets	$6,466,143

Liabilities and Partners’ Capital
Liabilities:
Accounts payable and accrued expenses	$63,800
Due to related parties	20,872

Total liabilities	84,672

Partners’ capital:
Limited partners’ capital accounts	6,377,000
General partner’s capital account	4,471

Total partners’ capital	6,381,471

Total liabilities and partners’ capital	$6,466,143

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Discontinued Operations (Going Concern Basis)
For the period January 1, 2006 through December 18, 2006 and for the Years Ended December 31, 2005, and 2004

	For the period
	January 1 to
	December 18, 2006	2005	2004
Operating revenue:
Rental income	$376,019	$1,644,276	$2,874,064
Lease termination fee	—	—	—
Finance income	110,074	125,092	146,330

Total operating revenue	486,093	1,769,368	3,020,394

Operating costs and expenses:
Interest expense	—	555,865	1,182,993
Depreciation	54,218	80,407	473,108
Debt retirement costs	—	1,690,354	209,010
Provision for losses	781,876	—	—
General and administrative	385,507	360,461	632,557

Total operating costs and expenses	1,221,601	2,687,087	2,497,668

(Loss) income from discontinued operations before other income	(735,508)	(917,719)	522,726
Other income :
Gain on sale of equipment	—	1,997	8,040
Gain on sale of real estate	446,059	4,754,452	262,045
Interest and other income	84,237	128,754	5,340

Total other income	530,296	4,885,203	275,425

Net (loss) income from discontinued operations	$(205,212)	3,967,484	798,151

Net (loss) income from discontinued operations allocable to general partner	$2,878	$9,034	$7,982

Net (loss) income from discontinued operations allocable to limited partners	$(208,090)	$3,958,450	$790,169

Net (loss) income from discontinued operations per limited partnership unit	$(7.18)	$136.62	$27.23

Weighted average number of limited partnership units outstanding	28,975	28,975	29,020

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Changes in Partners’ Capital (Going Concern Basis)
For the period ended December 18, 2006 and for the years ended December 31, 2005 and 2004

	Limited	Limited	General	Total
	Partners’	Partners’	Partner’s	Partners’
	Units	Accounts	Account	Capital
Balance, January 1, 2004	29,155	$19,138,676	$(12,545)	$19,126,131

Distributions — ($150.24 per limited partnership unit)	—	(4,359,932)	—	(4,359,932)

Repurchase of limited partnership units	(180)	(124,716)	—	(124,716)

Net income	—	790,169	7,982	798,151

Balance, December 31, 2004	28,975	15,444,197	(4,563)	15,439,634

Distributions — ($449.55 per limited partnership unit)	—	(13,025,647)	—	(13,025,647)

Net income	—	3,958,450	9,034	3,967,484

Balance, December 31, 2005	28,975	6,377,000	4,471	6,381,471

Distributions — ($103.68 per limited partnership unit)	—	(3,004,067)	—	(3,004,067)

Net loss	—	(208,090)	2,878	(205,212)

Balance, December 18, 2006	28,975	3,164,843	7,349	3,172,192

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows

	2006
	Liquidation
	Basis	Going Concern Basis
	December 19 to	January 1 to	For the years ended December 31,
	December 31,	December 18,	2005	2004
Cash flows from operating activities:
Change in net assets in liquidation from operating activity	$5,742	$—	$—	$—
Net income (loss) from discontinued operation (period prior to liquidation accounting)		(205,212)	3,967,484	798,151
Adjustments to net income:
Depreciation	—	54,218	80,407	473,108
Amortization of debt issuance costs	—	—	25,749	50,920
Gain on sale of equipment	—	—	(1,997)	(8,040)
Gain on sale of real estate	—	(446,059)	(4,754,452)	(262,045)
Provision for losses	—	781,876	9,961	15,000
(Increase) decrease in unbilled rent	—	3,282	(66,804)	72,591
(Increase) decrease in accounts receivable	872	(872)	(85,678)	122,178
(Decrease) increase in accounts payable and accrued expenses	(2,025)	(28,274)	(78,013)	11,202
Increase (decrease) in due to related parties	(667)	(20,205)	9,903	(140)
Decrease (increase) in restricted cash	—	—	333,006	(99,616)
Reserve for estimaestimated costs during liquidation period	(1,860)	—	—	—

Net cash (used in) provided by operating activities	2,062	138,754	(560,434)	1,173,309

Cash flows from investing activities:
Proceeds from sale of equipment	—	—	15,000	40,200
Proceeds from sale of real estate	—	3,355,864	27,895,673	3,849,338
Payment of lease commissions	—	—	(59,805)	—
Principal collections on financing leases	(3,809)	43,926	85,875	220,951

Net cash provided by (used in) investing activities	(3,809)	3,399,790	27,936,743	4,110,489

Cash flows from financing activities:
Repayments of notes payable	—	—	(13,597,961)	(1,350,429)
Repurchase of limited partnership units	—	—	—	(124,716)
Distributions to limited partners	—	(3,004,067)	(13,025,647)	(4,359,932)

Net cash used in financing activities	—	(3,004,067)	(26,623,608)	(5,835,077)

Net increase (decrease) in cash and cash equivalents	(1,747)	534,477	752,701	(551,279)

Cash and cash equivalents, beginning of period	1,430,641	896,164	143,463	694,742

Cash and cash equivalents, end of period	1,428,894	1,430,641	$896,164	$143,463

Cash paid for interest	$—	$—	$597,661	$1,129,074

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
The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At December 31, 2006, the Partnership had 28,975 Units issued and outstanding.
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
Following is a summary of the Partnership’s significant accounting policies:
Basis of presentation
In November 2004, the limited partners approved a plan to liquidate the Partnership and dispose of all the assets of the Partnership. With this approval, the Partnership commenced activities to liquidate and dispose of the assets of the Partnership, which included entering into an exclusive listing agreement with a third party to oversee the marketing and offering for sale of all the real estate assets and equipment leases and loans on behalf of the Partnership. On December 18, 2006, the Partnership entered into a contract to sell the last remaining real asset of the Partnership. Effective with the execution of the contract, and in accordance with generally accepted accounting principles, the Partnership adopted the liquidation basis of accounting as of the close of business on December 18, 2006. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts. These estimates are and will be periodically reviewed and adjusted as appropriate. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. Under the liquidation basis of accounting, the Partnership is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and amounts associated with the discharging known and contingent liabilities and the costs associated with cessation of the Partnership’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Partnership has accrued the projected costs, including miscellaneous wind-down costs, estimated to be incurred through June 2007, the estimated date for the completion of the liquidation of the Partnership. These projections could change materially and will be adjusted from time to time as projections and assumptions change. Operating income in the statement of changes in net assets in liquidation consists of rental income earned during the liquidation period ended December 31, 2006.
Under the liquidation basis of accounting, the carrying amounts of remaining assets were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the liquidation, were adjusted to estimated settlement amounts. The net realizable value of the remaining assets were based on contract sales price, less costs associated with the sale and closing of the transactions. Cash balances, accounts receivable and accounts payable are presented at face value.
The sales of the remaining two real assets were completed on January 22, 2007 and February 8, 2007. The Partnership made a liquidating distribution in the first quarter of 2007 of approximately $2,000,000 which included proceeds from these sales. The timing and amount of any additional future final liquidating distribution, if any, will depend on the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that will be any further distributions after the liquidating distribution mentioned above. It is anticipated that the final distribution, if any, of the Partnership will occur by the end of the second quarter of 2007.
Prior to December 18, 2006, the Partnership’s financial statements are presented on the going concern basis of accounting. In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived-Assets” (“FAS 144”), as a result of the approval of the Plan of Liquidation and Dissolution, as of December 31, 2004 all assets, excluding cash were previously classified as Assets Held for Sale, and the results of the operations for these Assets Held for Sale were classified as discontinued operations for all years presented, since the operations are directly related to the assets held for sale. Depreciation of real estate assets ceased at that time. The four real properties and one financing lease owned by the Partnership as of December 31, 2005 which were not disposed of within one year from the initial held for sale designation were reclassified to investment in operating leases and financing leases at December 31, 2005. Also, in accordance with FAS 144, the partnership recognized $80,407 of depreciation expense for these assets for the year ended December 31, 2005 in the fourth quarter of 2005 to cumulatively catch-up depreciation since its cessation in December 2004 upon reclassification of these assets. All income statement activity has been classified as discontinued operations for the period from January 1, 2006 through December 18, 2006 and for the years ended December 31, 2005, and 2004, reflecting the fact that all properties have been disposed of as of February 8, 2007.
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
The real property located in Riverdale, Georgia was sold on January 22, 2007 for a purchase price of $900,000 pursuant to a contract of sale which was executed on September 12, 2006. There were no debt retirement costs associated with the disposition of this property. In connection with the sale, the Partnership terminated the lease with Blockbuster Entertainment Corp on November 30, 2006. An impairment charge of approximately $93,000 was recognized in the third quarter of 2006 based on the estimated excess of the carrying value over the expected proceeds. On December 19, 2006, under the liquidation method of accounting, the Partnership decreased its investment in the property by approximately $3,000, which represented the net loss realized on the sale of this property.
On April 12, 2006, the Partnership sold the property located in Southgate, Michigan and the related lease for a purchase price of $1 million, resulting in a gain of approximately $213,000. There were no debt retirement costs associated with the disposition of this property.
On August 15, 2006, the Partnership sold the property located in Cincinnati, Ohio and the related lease for a purchase price of $1.5 million, resulting in a gain of approximately $248,000. There were no debt retirement costs associated with the disposition of this property.
On October 17, 2006, the Partnership sold the property located in Hamilton, Ohio and the related lease for a purchase price of $875,000. An impairment charge of approximately $390,000 was recognized in the third quarter of 2006 based on the excess of the carrying value over the expected proceeds. An additional loss of approximately $15,000 was recorded at closing. There were no debt retirement costs associated with the disposition of this property.
In the second quarter of 2005, the Partnership sold twelve properties for net cash, prior to repayment of debt and related debt retirement costs, for approximately $20.8 million, resulting in a gain of approximately $3.3 million. There were approximately $1.36 million of debt retirement costs associated with the disposition of these properties.
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
All of the properties were subject to triple net leases pursuant to which the tenant was responsible for all expenses related to the cost of operating the properties, including real estate taxes, insurance, maintenance and repair costs. Certain of the leases provided the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates.
Net investment in financing leases
Net investment in financing leases at December 31, 2006 includes one building used as a retail store that is subject to a long-term ground lease and in prior years included equipment used in restaurant operations which are leased on a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. The Partnership periodically reviews its financing lease portfolio for impairment whenever events or changes in circumstances indicate that the carrying value of a lease may not be recoverable. If impairment is indicated, a loss reserve is calculated based on the estimated amounts recoverable. At December 31, 2004, the Partnership had provided an allowance of $275,542 for uncollectible amounts associated with one of its financing leases. Amounts due under this lease and the related reserve were written off in 2005 resulting in no gain or loss. The Partnership recorded a provision for losses of approximately $299,000 in the second quarter of 2006 due to losses expected on the finance lease asset that was sold in February 2007 pursuant to a contract of sale which was executed on December 18, 2006. The lease was sold for a purchase price of $900,000. On December 19, 2006, under the liquidation method of accounting, the Partnership decreased its investment in this financing lease by approximately $108,000, which represented the net loss realized on the sale of this asset upon sale in February 2007.

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

3.	Related Party Transactions and Agreements
Pursuant to the Partnership Agreement, the General Partner receives acquisition fees of 4%, plus an additional .00624% for each 1% of indebtedness incurred in acquiring properties and equipment, of the aggregate purchase prices of properties and equipment (not to exceed a total 5% acquisition fee). The acquisition fees are capitalized as part of the Partnership’s investment in land and buildings subject to operating leases and net investment in financing leases. The Partnership incurred no acquisition fees during 2006, 2005 or 2004.
The Partnership has entered into an asset management agreement with the General Partner and its affiliates, whereby the General Partner and the General Partner’s affiliates provide various property and equipment management services for the Partnership. A subordinated asset management fee is charged in an amount equal to 1% of the gross rental revenues derived from the properties and equipment. Payment of the asset management fee is subordinated to receipt by the limited partners of annual distributions equal to a cumulative, non-compounded return of 10% per annum on their adjusted invested capital. Management fees of $5,385, $17,822 and $32,180 were expensed as incurred for the period from January 1, 2006 through December 18, 2006 and for the years ended December 31, 2005 and 2004, respectively.
The Partnership Agreement provides for the General Partner to receive real estate and equipment liquidation fees limited to the lesser of 3% of the gross sales price or 50% of the customary real estate commissions in the event of a real estate liquidation. This fee is payable only after the limited partners have received distributions equal to a cumulative, non-compounded return of 10.5% per annum on their adjusted invested capital, plus distributions of sale or refinancing proceeds equal to 100% of their original contributions. The Partnership did not pay any real estate or equipment liquidation fees during 2006, 2005 or 2004 and does not anticipate the payment of any fees under this provision.
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
On February 8, 2007, the Partnership sold its real property interests located in Plano, Texas to an affiliate for a price of $900,000. On November 8, 2004, the limited partners approved an amendment to the Partnership Agreement to permit, on a limited basis, the sale of Partnership assets to affiliates in connection with the dissolution, liquidation and winding up of the Partnership. This transaction complies with the requirements of the amendment.
4.	Land and Building Subject to Operating Leases
The net investment in operating leases as of December 31, 2005 (going concern basis), is comprised of the following:

December 31,
2005
Land	$1,705,200
Building and improvements	3,214,980

4,920,180
Less accumulated depreciation	(624,723)

$4,295,457

The remaining real property at December 31, 2006 located in Riverdale, Georgia was sold on January 22, 2007 pursuant to a contract of sale which was executed on September 12, 2006. In connection with the sale, the Partnership terminated the lease with Blockbuster Entertainment Corp on November 30, 2006. An impairment charge of approximately $93,000 was recognized in the third quarter of 2006 based on the excess of the carrying value over the estimated proceeds. On December 19, 2006, under the liquidation method of accounting, the Partnership decreased its investment in the property by approximately $3,000, which represented the net loss realized on the sale of this property.

5.	Net Investment in Financing Leases
     The net investment in financing leases as of December 31, 2005 (going concern basis) is comprised of the following:

December 31,
2005
Minimum lease payments to be received	$1,880,854

Gross investment in financing leases	1,880,854
Less unearned income	(663,268)
Less reserve for loss	0

Net investment in financing leases	$1,217,585

The Partnership recorded a provision for losses of approximately $299,000 in the second quarter of 2006 due to losses expected on the finance lease asset that was sold in February 2007 pursuant to a contract of sale which was executed on December 18, 2006. The lease was sold for a purchase price of $900,000. On December 19, 2006, under the liquidation method of accounting, the Partnership decreased its investment in this asset by approximately $108,000, which represented the net loss realized on the sale of this asset.
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
8.	Subsequent Events
The real property located in Riverdale, Georgia was sold on January 22, 2007 pursuant to a contract of sale which was executed on September 12, 2006. In connection with the sale, the Partnership terminated the lease with Blockbuster Entertainment Corp on November 30, 2006. The property was sold for a purchase price of $900,000.
The financing lease in Plano, Texas was sold on February 8, 2007 to an affiliate of the Partnership pursuant to a contract of sale which was executed on December 18, 2006 for a purchase price of $900,000. On November 8, 2004, the limited partners approved an amendment to the Partnership Agreement to permit, on a limited basis, the sale of Partnership assets to affiliates in connection with the dissolution, liquidation and winding up of the Partnership. This transaction complies with the requirements of the amendment.
9.	Quarterly Results of Operations (Unaudited)
The following is a summary of the Partnership’s unaudited quarterly results of operations for the period from January 1, 2006 through December 18, 2006 and for the year ended December 31, 2005:

				Period
	Three Months Ended			October 1, to
	March 31,	June 30,	September 30,	December 18,
	2006	2006	2006	2006
Total revenues from discontinued operations	162,833	150,866	120,897	51,497
Income from discontinued operations	65,916	(269,029)	(469,836)	(62,559)
Other income from discontinued operations	9,297	233,330	283,742	3,927
Net income	75,213	(35,699)	(186,094)	(58,632)
Net income allocable to limited partner	74,461	(33,213)	(181,756)	(67,582)
Net income per limited partnership unit	2.57	$(1.15)	(6.27)	(2.33)

	Year Ended December 31, 2005
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Total revenues from discontinued operations	736,405	604,656	264,808	163,499
Income from discontinued operations	341,742	(1,063,024)	(201,353)	4,916
Other income from discontinued operations	2,347	3,247,260	1,600,265	35,331
Net income	344,089	2,184,236	1,398,912	40,247
Net income allocable to limited partner	340,648	2,162,236	1,396,850	58,716
Net income per limited partnership unit	11.76	74.63	48.21	2.02
As discussed in Note 1, the Partnership adopted the liquidation basis of accounting as of December 18, 2006. Prior to that date, the Partnership’s financial statements are presented on the going concern basis of accounting.

SCHEDULE III
PROPERTIES AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

						Gross Amount
					Decrease	At Which
					due to	Carried At		Date of
	Type of	State		Initial Cost	Impairment	Close	Accumulated	Acquisition/	Acquisition/
Concept	Property	Location	Encumbrances	To Company	Charges	Of Period	Depreciation	Construction	Construction	Depreciation
Vacant	Retail	GA	—	1,170,000	(95,450)	1,074,550	182,350	1997	Acquisition	40 Years

Total Properties				$1,170,000	$(95,450)	$1,074,550	$182,350

Notes:
     The following schedule of real estate assets and accumulated depreciation is presented on the going concern basis of accounting at historical estimates:

	2006	2005
Balance, beginning of year	$4,920,180	$28,240,688
Acquisitions	—	—
Dispositions	(3,362,620)	(23,320,508)
Decrease due to impairment charges	(483,010)	—

Balance, end of year	$1,074,550	$4,920,180

     The changes in accumulated depreciation for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Balance, beginning of year	$624,723	$2,335,649
Depreciation expense	54,218	80,407
Dispositions	(496,591)	(1,791,333)

Balance, end of year	$182,350	$624,723