Form 10-Q
period 2007-03-31
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2007-05-14
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. IV
Statements of Net Assets in Liquidation
(Liquidation Basis)

	March 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$1,111,877	$1,428,894
Investment in leases:
Operating leases, net	—	892,200
Financing leases, net	—	770,560
Unbilled rent, net	—	3,503
Accounts receivable	—	3,460

Total assets	1,111,877	3,098,617

Liabilities and Net Assets in Liquidation

Liabilities:
Reserve for estimated costs during liquidation period	294,285	368,140

Total liabilities	294,285	368,140

Net assets in liquidation	$817,592	$2,730,477

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. IV
Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
For the Three Months Ended March 31, 2007

Net assets in liquidation — December 31, 2006	$2,730,477
Adjustments relating to adoption of liquidation basis of accounting
Distributions to limited partners	(2,001,500)
Net change in net assets in liquidation	88,615

Net assets in liquidation — March 31, 2007	$817,592

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statement of Discontinued Operations
(Going Concern Basis)

For the three
months ended
March 31, 2006
Operating revenue:
Rental income	$133,358
Finance income	29,475

Total operating revenue	162,833

Operating costs and expenses:
Depreciation	20,102
General and administrative	76,815

Total operating costs and expenses	96,917

Income from discontinued operations before other income	65,916

Other income:
Interest and other income	9,297

Total other income	9,297

Net Income from discontinued operations	$75,213

Net income from discontinued operations allocable to general partner	$752

Net income from discontinued operations allocable to limited partners	$74,461

Net income from discontinued operations per limited partnership unit	$2.57

Weighted average number of limited partnership units outstanding	28,975

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows
For the three months ended March 31, 2007 and 2006

	Liquidation	Going Concern
	Basis	Basis
	2007	2006
Cash flows from operating activities:
Change in net assets in liquidation from operating activity	$88,615	$—
Adjustment of real estate investments and other assets to net realizable value	(32,238)	—
Change in reserve for estimated costs during liquidation period	(8,660)	—
Cash payments made against reserve	(65,195)	—
Net Income	—	75,213
Adjustments to net income:
Depreciation	—	20,102
Increase in unbilled rent	—	3,579
Decrease in accounts receivable	3,460	—
Decrease in due to related parties	—	(13,936)
Decrease in accounts payable	—	(28,872)

Net cash (used in) provided by operating activities	(14,018)	56,086

Cash flows from investing activities:
Net proceeds from sale of financing lease	795,218	—
Net proceeds from sale of real estate	895,703	—
Principal collections on financing leases	7,580	9,025

Net cash provided by investing activities	1,698,501	9,025

Cash flows from financing activities:
Distributions to limited partners	(2,001,500)	—

Net cash used in financing activities	(2,001,500)	—

Net (decrease) increase in cash and cash equivalents	(317,017)	65,111

Cash and cash equivalents, beginning of period	1,428,894	896,164

Cash and cash equivalents, end of period	$1,111,877	$961,275

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS
1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At March 31, 2007, the Partnership had 28,975 Units issued and outstanding.

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

The statement of net assets in liquidation (liquidation basis) of the Partnership as of March 31, 2007, the statement of changes in net assets in liquidation (liquidation basis) for the three months ended March 31, 2007, the statement of discontinued operations for the three months ended March 31, 2006 (going concern basis) and the statements of cash flows for the periods ending March 31, 2007 (liquidation basis) and 2006 (going concern basis) have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission on March 29, 2007.

2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

As of March 31, 2007 the Partnership has liquidated all of its land and buildings subject to operating leases.

Leases

Real Estate Leases: All of the properties were subject to triple net leases pursuant to which the tenant was responsible for all expenses related to the cost of operating the Properties, including real estate taxes, insurance, maintenance and repair costs. Certain of the leases provided the tenant with one or more options to renew the lease upon expiration of the base term at predetermined or market rental rates.

The real property located in Riverdale, Georgia was sold on January 22, 2007 for a purchase price of $900,000 pursuant to a contract of sale which was executed on September 12, 2006. There were no debt retirement costs associated with the disposition of this property. In connection with the sale, the Partnership terminated the lease with Blockbuster Entertainment Corp on November 30, 2006.

3.	NET INVESTMENT IN FINANCING LEASES:

As of March 31, 2007 the Partnership has liquidated all of its net investment in financing leases.

Net investment in financing leases at December 31, 2006 includes one building used as a retail store that is subject to a long-term ground lease and in prior years included equipment used in restaurant operations which are leased on a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. The Partnership periodically reviews its financing lease portfolio for impairment whenever events or changes in circumstances indicate that the carrying value of a lease may not be recoverable. If impairment is indicated, a loss reserve is calculated based on the estimated amounts recoverable. The lease was sold on February 8, 2007 for a purchase price of $900,000. On December 19, 2006, under the liquidation method of accounting, the Partnership decreased its investment in this financing lease by approximately $108,000, which represented the estimated net loss realized on the sale of this asset in February 2007. Upon final completion of the sale, the Partnership realized approximately $32,200 in excess of the December 19, 2006 estimated proceeds.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007

During the three months ended March 31, 2007, net assets in liquidation decreased by approximately $1,913,000. The decrease is due to distributions to limited partners of approximately $2,001,500 in March 2007 offset by a decrease in estimated future liabilities of approximately $8,700 associated with implementing the liquidation of the Partnership, interest income of approximately $29,600, higher proceeds than estimated of approximately $32,200 from the sale of the financing lease, and contract payments of approximately $18,100 on the finance lease prior to sale. Also, during the three months ended March 31, 2007, the Partnership made payments of approximately $65,200 which were applied against its reserve for estimated costs during the liquidation period.

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

The financing lease located in Plano, Texas was sold on February 8, 2007 for a purchase price of $900,000 pursuant to a contract of sale which was executed on December 18, 2006. On December 19, 2006, under the liquidation method of accounting, the Partnership decreased its investment in this financing lease by approximately $108,000, which represented the estimated net loss realized on the sale of this asset upon sale in February 2007. Upon final completion of the sale, the Partnership realized approximately $32,200 in excess of the December 19, 2006 estimated proceeds.

Three Months Ended March 31, 2006.

During the three months ended March 31, 2006, total operating revenue was approximately $162,800. Rental revenue from operating leases for the three months ended March 31, 2006 was approximately $133,400. Earned income from financing leases for the three months ended March 31, 2006 was approximately $29,500.

Operating expenses were approximately $96,900 for the three months ended March 31, 2006. In accordance with FAS 144, the Partnership recognized $20,102 in depreciation expense in the quarter ended March 31, 2006 for investment in operating leases. General and administrative expenses were approximately $76,800, primarily professional fees for audit and tax work and third party servicing costs.

Other income for the quarter ended March 31, 2006 was approximately $9,300 due to interest income earned on cash proceeds from the sale of assets.

As a result of the foregoing, the Partnership’s net income was approximately $75,200 for the three months ended March 31, 2006.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Partnership’s assets at March 31, 2007 consists solely of cash, therefore, no market risk exists.
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

By:	Captec Franchise Capital Partners L.P. IV GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	May 11, 2007