Form 10-Q
period 2007-06-30
CAPTEC FRANCHISE CAPITAL PARTNERS L P IV
filed 2007-08-13
CIK 1020157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. IV
Statements of Net Assets in Liquidation (Liquidation Basis)

	June 30,	December 31,
	2007	2006
Assets

Cash and cash equivalents	$277,923	$1,428,894
Investment in leases:
Operating leases, net	—	892,200
Financing leases, net	—	770,560
Unbilled rent, net	—	3,503
Accounts receivable	—	3,460

Total assets	277,923	3,098,617

Liabilities and Net Assets in Liquidation

Liabilities:
Reserve for estimated costs during liquidation period	232,312	368,140

Total liabilities	232,312	368,140

Net assets in liquidation	$45,611	$2,730,477

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Captec Franchise Capital Partners L.P. IV
Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
For the Three and Six Months Ended June 30, 2007

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Net assets in liquidation — beginning of period	$817,592	$2,730,477

Distributions to limited partners	(750,880)	(2,752,380)
Net change in net assets in liquidation	(21,101)	67,514

Net assets in liquidation — June 30, 2007	$45,611	$45,611

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Discontinued Operations
(Going Concern Basis)

	Three months ended	Six months ended
	June 30,	June 30,
	2006	2006
Operating revenue:
Rental income	$122,060	$255,418
Finance income	28,806	58,281

Total operating revenue	150,866	313,699

Operating costs and expenses:
Depreciation	16,820	36,922
Provision for impaired financing lease	298,866	298,866
General and administrative	104,209	181,024

Total operating costs and expenses	419,895	516,812

Loss from discontinued operations before other income	(269,029)	(203,113)

Other income :
Interest and other income	20,451	29,748
Gain on sale of real estate	212,879	212,879

Total other income	233,330	242,627

Net (loss) income	$(35,699)	$39,514

Net (loss) income allocable to general partner	$(2,486)	$(1,734)
Net (loss) income allocable to limited partners	$(33,213)	$41,248

Net (loss) income from continuing operations per limited partnership unit	$(8.58)	$(6.63)
Net income from discontinued operations per limited partnership unit	$7.43	$8.05

Net income per limited partnership unit	$(1.15)	$1.42

Weighted average number of limited partnership units outstanding	28,975	28,975

The accompanying notes are an integral part of the financial statements.

Captec Franchise Capital Partners L.P. IV
Statements of Cash Flows
For the six months ended June 30, 2007 and 2006

	Liquidation	Going Concern
	Basis	Basis
	2007	2006
Cash flows from operating activities:
Change in net assets in liquidation from operating activity	$67,514	$—
Adjustment of real estate investments and other assets to net realizable value	(32,238)	—
Change in reserve for estimated costs during liquidation period	24,996	—
Cash payments made against reserve	(160,824)	—
Net Income	—	39,514
Adjustments to net income:
Depreciation	—	36,922
Gain on sale of real estate	—	(212,879)
Provision for impaired financing lease	—	298,866
Increase in unbilled rent	—	228
Decrease in accounts receivable	3,460	—
Decrease in due to related parties	—	(15,828)
Decrease in accounts payable	—	(54,948)

Net cash (used in) provided by operating activities	(97,092)	91,875

Cash flows from investing activities:
Net proceeds from sale of financing lease	795,218	—
Net proceeds from sale of real estate	895,703	1,000,000
Principal collections on financing leases	7,580	18,719

Net cash provided by investing activities	1,698,501	1,018,719

Cash flows from financing activities:
Distributions to limited partners	(2,752,380)	—

Net cash used in financing activities	(2,752,380)	—

Net (decrease) increase in cash and cash equivalents	(1,150,971)	1,110,594

Cash and cash equivalents, beginning of period	1,428,894	896,164

Cash and cash equivalents, end of period	$277,923	$2,006,758

The accompanying notes are an integral part of the financial statements.

CAPTEC FRANCHISE CAPITAL PARTNERS L.P. IV
NOTES TO FINANCIAL STATEMENTS
1.	THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES:

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

The Partnership commenced a public offering (the “Offering”) of up to 30,000 limited partnership units (the “Units”), priced at $1,000 per Unit, registered under the Securities Act of 1933, as amended, by means of a Registration Statement filed on Form S-11, which was declared effective by the Securities and Exchange Commission on December 23, 1996. The Partnership accepted subscriptions for the minimum number of Units on March 5, 1997 and immediately commenced operations. The Offering was fully subscribed in December 1998. Since 1999, 1,025 Units have been repurchased by the Partnership pursuant to the terms of the Repurchase Plan set forth in the Partnership’s December 23, 1996 prospectus with respect to the Offering. At June 30, 2007, the Partnership had 28,975 Units issued and outstanding.

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

The sales of the remaining two real assets were completed on January 22, 2007 and February 8, 2007. The Partnership made a liquidating distribution in the first quarter of 2007 of approximately $2,000,000 which included proceeds from the 2007 sales. The Partnership also made a liquidating distribution on June 22, 2007 of $750,880 after adjusting for estimated future liabilities required for liquidation. The timing and amount of any additional future final liquidating distribution, if any, will depend on the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that will be any further distributions after the liquidating distribution mentioned above. It is anticipated that the final distribution, if any, of the Partnership will occur by the end of the fourth quarter of 2007.

Prior to December 18, 2006, the Partnership’s financial statements are presented on the going concern basis of accounting.

The statement of net assets in liquidation (liquidation basis) of the Partnership as of June 30, 2007, the statement of changes in net assets in liquidation (liquidation basis) for the three and six months ended June 30, 2007, the statement of discontinued operations for the three and six months ended June 30, 2006 (going concern basis) and the statements of cash flows for the six months ending June 30, 2007 (liquidation basis) and 2006 (going concern basis) have not been audited. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position and results of operations and cash flows of the Partnership for the periods then ended. Results of operations for the interim periods are not necessarily indicative of results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission on March 29, 2007.
2.	LAND AND BUILDING SUBJECT TO OPERATING LEASES:

As of June 30, 2007 the Partnership has liquidated all of its land and buildings subject to operating leases.

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

The real property located in Riverdale, Georgia was sold on January 22, 2007 for a purchase price of $900,000, prior to closing costs, pursuant to a contract of sale which was executed on September 12, 2006. There were no debt retirement costs associated with the disposition of this property. In connection with the sale, the Partnership terminated the lease with Blockbuster Entertainment Corp on November 30, 2006.

3.	NET INVESTMENT IN FINANCING LEASES:

As of June 30, 2007 the Partnership has liquidated all of its net investment in financing leases.

Net investment in financing leases at December 31, 2006 includes one building used as a retail store that is subject to a long-term ground lease and in prior years included equipment used in restaurant operations which are leased on a triple-net basis. Leases classified as financing leases are stated as the sum of the minimum lease payments plus the unguaranteed residual value accruing to the benefit of the lessor, less unearned income. Unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Direct origination costs are deferred and amortized over the life of the lease as an adjustment to yield. The Partnership periodically reviews its financing lease portfolio for impairment whenever events or changes in circumstances indicate that the carrying value of a lease may not be recoverable. If impairment is indicated, a loss reserve is calculated based on the estimated amounts recoverable. The lease was sold on February 8, 2007 for a purchase price of $900,000, prior to closing costs. On December 19, 2006, under the liquidation method of accounting, the Partnership decreased its investment in this financing lease by approximately $108,000, which represented the estimated net loss realized on the sale of this asset in February 2007. Upon final completion of the sale, the Partnership realized approximately $32,200 in excess of the December 19, 2006 estimated proceeds.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007

During the three months ended June 30, 2007, net assets in liquidation decreased by approximately $772,000. The decrease is due to distributions to limited partners of approximately $750,880 on June 22, 2007 and an increase in estimated costs of approximately $33,700 associated with implementing the liquidation of the Partnership, offset by interest income of approximately $12,600. Also, during the three months ended June 30, 2007, the Partnership made payments of approximately $95,600 which were applied against its reserve for estimated costs during the liquidation period.

Three Months Ended June 30, 2006

During the three months ended June 30, 2006, total operating revenue was approximately $150,900. Rental revenue from operating leases for the three months ended June 30, 2006 was approximately $122,100. Earned income from financing leases for the three months ended June 30, 2006 was approximately $28,800.

Operating expenses were approximately $420,000 for the three months ended June 30, 2006. The Partnership recognized approximately $299,000 provision for impaired financing lease during the three months ended June 30, 2006. The Partnership recognized $16,800 in depreciation expense in the quarter ended June 30, 2006 for investment in operating leases. General and administrative expenses were approximately $104,200, primarily professional fees for audit and tax work and third party servicing costs.

Other income for the quarter ended June 30, 2006 was approximately $20,500 due to interest income earned on cash proceeds from the sale of assets.

Gain on sale of real estate for the three months ended June 30, 2006 was approximately $213,000 due to sale of one property in April 2006 for a sales price, prior to closing costs, of $1,000,000.

As a result of the foregoing, the Partnership’s net loss was approximately $35,700 for the three months ended June 30, 2006.

Six Months Ended June 30, 2007

During the six months ended June 30, 2007, net assets in liquidation decreased by approximately $2,685,000. The decrease is due to distributions to limited partners of approximately $2,752,400 during the six months ended June 30, 2007, an increase in estimated future liabilities of approximately $25,000 associated with implementing the liquidation of the Partnership, offset by interest income of approximately $42,200, higher proceeds than estimated of approximately $32,200 from the sale of the financing lease, and contract payments of approximately $18,100 on the finance lease prior to sale. Also, during the six months ended June 30, 2007, the Partnership made payments of approximately $160,800 which were applied against its reserve for estimated costs during the liquidation period.

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

Six months ended June 30, 2006.

During the six months ended June 30, 2006, total operating revenue was approximately $313,700. Rental revenue from operating leases for the six months ended June 30, 2006 was approximately $255,400. Earned income from financing leases for the six months ended June 30, 2006 was approximately $58,300.

Operating expenses were approximately $516,800 for the six months ended June 30, 2006. The Partnership recognized approximately $299,000 provision for impaired financing lease during the six months ended June 30, 2006. The Partnership recognized $36,900 in depreciation expense in the six months ended June 30, 2006 for investment in operating leases. General and administrative expenses were approximately $181,000, primarily professional fees for audit and tax work and third party servicing costs.

Other income for the six months ended June 30, 2006 was approximately $29,700 due to interest income earned on cash proceeds from the sale of assets.

Gain on sale of real estate for the three months ended June 30, 2006 was approximately $213,000 due to sale of one property in April 2006 for a sales price, prior to closing costs, of $1,000,000.

As a result of the foregoing, the Partnership’s net income was approximately $39,500 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL COMMITMENTS

In December 1996, the Partnership commenced its offering of up to 30,000 Units. The offering reached final funding in December 1998 with subscriptions for the entire 30,000 Units. Net proceeds after offering expenses were approximately $26.1 million.

Effective November 8, 2004 the limited partners consented to the Plan of Liquidation and Dissolution, which involves the dissolution of the Partnership, the liquidation of its assets and the winding up of its affairs. As a result, the general partner is authorized to liquidate the assets of the Partnership and distribute the net proceeds from such liquidation after the repayment of all debt in accordance with the partnership agreement. The sales of the remaining two real assets were completed on January 22, 2007 and February 8, 2007. The Partnership made a liquidating distribution in the first quarter of 2007 of approximately $2,000,000 which included proceeds from the 2007 sales. The Partnership also made a liquidating distribution in June 2007 of approximately $750,880 after adjusting for estimated future liabilities required for liquidation. The timing and amount of any additional future final liquidating distribution, if any, will depend on the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that will be any further distributions after the liquidating distribution mentioned above. It is anticipated that the final distribution, if any, of the Partnership will occur by the end of the fourth quarter of 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Partnership’s assets at June 30, 2007 consists solely of cash, therefore, no market risk exists.
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

By:	Captec Franchise Capital Partners L.P. IV
GP4 Asset Acquisition, LLC
Its Manager

By:	/s/ Patrick L. Beach

Patrick L. Beach
President

Date:	August 10, 2007